Form 10-K
period 1996-08-31
CAMPO ELECTRONICS APPLIANCES & COMPUTERS INC
filed 1996-12-02
CIK 895693

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
_______________________________________________________________________________

                                  FORM 10-K
(mark one)
 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the fiscal year ended August 31, 1996

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                 ____________________

                           Commission file number:  0-21192
                                  ____________________

               CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
             (Exact name of registrant as specified in its charter)

              Louisiana                                       72-0721367
       (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

               109 Northpark Blvd., Covington, Louisiana 70433
              (Address of principal executive offices) (zip code)

        Registrant's telephone number, including area code:  (504) 867-5000
                                 ____________________

               SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                           None
               SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                               Common Stock, $.10 par value
                                     (Title of class)

                                  ____________________

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____
                                   ____________________

The aggregate market value of the voting stock held by nonaffiliates (affiliates being considered, for purposes of this calculation only, directors, executive officers and 5% shareholders) of the registrant as of November 29, 1996 was approximately $4,970,653.50.
                                   ____________________

The number of shares of the Registrant's Common Stock, $.10 par value per share outstanding as of November 29, 1996 was 5,566,906.


                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be used in connection with the 1996 Annual Meeting of Shareholders will be, upon filing of such proxy statement with the Commission, incorporated by reference into
Part III of this Form 10-K.

                          ITEMS SUBJECT TO FORM 12b-25

The following items of this Form 10-K are the subject of a Form 12b-25 report filed with the Commission on December 2, 1996, and are not included herein:
Items 1, 6, 7, 8, 9, 14(a)(1), 14(a)(2) and 14(d).


                                    PART I

ITEM 2.     PROPERTIES

      The Company's general policy is to lease its stores in order to limit its investments in fixed assets and increase the availability of capital for other purposes; however, as of August 31, 1996, the Company does own the land and buildings for seven of its Campo Concept stores. All of its other stores are leased from unrelated parties except two stores which are leased from Mr. Tony Campo, the founder and former majority shareholder of the Company, or a corporation controlled by him.

      The Company's store leases have generally provided for a base rental and have not provided for a percentage of sales in addition to the fixed rent; however, two leases for Campo Concept stores require percentage rents. In addition, the leases generally require the Company to pay all or a portion of the real estate taxes and assessments, utilities, insurance and common area and interior maintenance and repairs. Rental payments (including amounts paid in respect to expenses, taxes and other charges) by the Company aggregated approximately $5.7 million in fiscal 1996.

      The table below sets forth certain information concerning the Company's stores.

                                       Calendar            Approximate
                                         Year      Gross     Selling    Lease
                                        Opened     Square    Square  Expiration
                                      or Acquired  Footage   Footage   Date(1)
                                      -----------  -------   -------   -------
Campo Stores
     Claiborne Ave., New Orleans, LA       1967     22,000     5,000     2011
     Bloomfield Road, New Orleans, LA      1977     24,000    18,000     2017
Campo Concept Stores
     Northlake Shopping Ctr.,              1991     18,410    11,844     2006
       Mandeville, LA
     Edgewood Village Shopping Ctr.,       1992     19,751    11,482     2012
       Biloxi, MS
     2801 Veterans Blvd., Kenner, LA       1992     20,153    12,555     2012
     Oak Ridge Plaza, Marrero, LA          1992     24,287    11,960     2002
     The Crossings Shopping Ctr.,          1993     19,840    12,206     2018
       Slidell, LA
     MacArthur Village, Alexandria, LA     1993     26,645    14,040     2023
     8888 Airline Hwy., Baton Rouge, LA    1993(2)  49,043    17,976      N/A
     East Lake Plaza, New Orleans          1993     19,000    14,209     2013
       East, LA
     Ridgewood Court, Jackson, MS          1993     25,000    14,976     2013
     The Boulevard Shopping Center,        1994     30,975    17,929     2024
       Lafayette, LA
     Bama Mall, Tuscaloosa, AL             1994     27,168    15,694     2026
     Bossier Corners Shopping Center,      1994     21,276    14,404     2024
       Bossier City, LA
     Oak Park Shopping Center, Lake        1994     26,024    15,329     2024
       Charles, LA
     4600 Hardy Street, Hattiesburg, MS    1994     29,264    16,866     2032
     6235 N. Davis Highway,                1994     51,900    18,871     2024
       Pensacola, FL
     4641 Pecanland Mall Dr., Monroe, LA   1994(2)  27,500    17,553      N/A
     8815 Jewella Rd., Shreveport, LA      1994(2)  30,000    17,553      N/A
     146 Wildwood Parkway,                 1994     30,000    17,338     2024
       Birmingham, AL
     6981 Crestwood Blvd.,                 1994(2)  30,500    19,400      N/A
       Birmingham, AL
     3842 Austin Peay, Memphis, TN         1994     30,000    19,119     2029
     4790 American Way, Memphis, TN        1994     30,000    18,476     2029
     Huntsville West Shopping Center,      1995     31,800    18,297     2025
       Huntsville, AL
     Wiregrass Mall, Dothan, AL            1995(2)  30,000    18,894      N/A
     525 West 23rd St., Panama City,       1995     47,057    17,770     2017
       FL
     3943 Airport Road, Mobile, AL         1995(2)  30,000    20,000      N/A
     2100 Hamilton Place Blvd.,            1995(2)  30,000    18,764      N/A
       Chattanooga, TN
     4125 Robinson Road, Jackson, MS       1995     56,216    21,113     2025
SRI Stores
     2324 Judson Rd., Longview, TX         1993(3)  17,250    12,000     2003
     2315 Texas Blvd., Texarkana, TX       1993(3)  13,282    10,000     2003

__________
(1)Includes all renewal options unless otherwise indicated.
(2)These facilities are owned by the Company.
(3)SRI was acquired in July 1993. The lease expiration dates for the SRI stores do not include renewal options. Although, these stores have not been totally renovated to conform to the Campo Concept store format, the Company has changed the name on the stores from "SR Superstore" to "Campo".

   Until August, 1996, the Company's corporate headquarters were located in an approximately 46,000 square foot leased facility in an office building in Covington, Louisiana. In September, 1996 the Company consolidated its corporate headquarters into approximately 20,000 square feet of space located in the same office building. This facility contains the Company's executive offices, and accounting, data processing, merchandising and marketing operations. The Company also owns in New Orleans a 63,000 square foot facility, which is used for warehousing operations. The Company also owns a 100,000 square foot warehouse and distribution facility in Harahan, Louisiana. The Company leases its Shreveport distributions center, which contains approximately 50,000 square feet warehouse space and the executive offices for its North Louisiana district. The Company leases its Alabama distribution facility with approximately 110,000 square feet of warehouse space in Bessemer, Alabama.

   The Claiborne Avenue store is owned by Mr. Tony Campo and leased to the Company. The Company subleases the Bloomfield Road store from Campo Appliance Co. of Clearview, Inc., a corporation wholly-owned by Mr. Tony Campo. During fiscal 1995 and prior to the relocation of its corporate headquarters to Covington, Louisiana, the Company also leased an office facility from Mr. Tony Campo under a month-to-month lease to temporarily house some of its accounting operations.

ITEM 3.  LEGAL PROCEEDINGS

   The Company is not a party to any material legal proceedings. The Company is, however, involved in various routine claims and legal actions which arise in the ordinary course of business. Management of the Company intends to vigorously defend these claims and believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended August 31, 1996.

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with respect to the executive officers of the Company as of the date of this report. The Company is not aware of any family relationships between any executive officers of the Company. Executive officers are appointed by and serve at the discretion of the Board of Directors.

                 Name               Age                    Position
Anthony P. Campo                     41    Chairman of the Board, Chief
                                             Executive Officer and Director
Rex O. Corley, Jr.                   58    Chief Operating Officer, President
                                             and Director
Wayne J. Usie                        30    Vice President-Information Systems,
                                             Chief Financial Officer and
                                             Secretary
Charles S. Gibson, Jr.               35    Vice President-Logistics and
                                             Operations
John K. Ross                         33    Vice President-Marketing
James B. Warren                      44    Vice President-Merchandising

      Mr. Campo has served as the Chairman of the Board and Chief Executive Officer since May 1992. He also served as President from September 1991 until July 1996 and as Senior Vice President of the Company from 1984 to 1991. From 1973 to 1984, he worked in various capacities for the Company.

      Mr. Corley has served as Chief Operating Officer and President since July 1996. He joined the Company as a Director and Vice President-Financial Services in September 1993 following a consulting assignment with the Company during July and August 1993. He was Vice President and Managing Director of the Consumer Finance Division at Whirlpool Financial Corporation from October 1992 until July 1993, and Vice President and Managing Director of Distribution Financing Division from April 1992 until October 1992. Prior to joining Whirlpool Financial Corporation, Mr. Corley spent 30 years with GE Capital, most recently as National Sales Manager of Inventory Financing of GE Consumer Appliance Financing.

      Mr. Usie has served as Vice President-Information Systems since February 1996. Mr. Usie also assumed the Chief Financial Officer and Secretary positions in July 1996. Prior to this time, from April 1992 until February 1996, Mr. Usie served as President of Industrial Networking, a local software integrator serving New Orleans, Louisiana and Houston, Texas. From 1988 until 1992, Mr. Usie worked in public accounting with a regional firm based in Lafayette, Louisiana.

      Mr. Gibson joined the Company in November 1994 as Vice President-Logistics and Operations. Prior to joining Campo, he was Vice President of Logistics for Big B Drugs Inc., a southeast-based drug store chain, from 1991 to 1994. From 1985 to 1991, he worked as Senior Director of Logistics for Best Products Co., Inc.

      Mr. Ross joined the Company as Director-Marketing in October 1988. He was promoted to Vice President-Marketing in November 1994. Prior to joining Campo, Mr. Ross served as Audio/Video Sales and Merchandising Manager for Werlein's for Music, a New Orleans-based retailer of audio and video equipment, musical instruments and sheet music, from 1984 to 1988.

      Mr. Warren has served as Vice President of Merchandising since July 1996. From August 1991 until July 1996, Mr. Warren served as Vice President of Sales and Marketing for Mobile One Auto Sound, Inc., a nine-store retail mobile electronics chain serving New Orleans, Louisiana and Houston, Texas. From 1987 until 1991 Mr. Warren was a Merchandise Manager for the Fred Schmid Appliance and TV Company in Denver, Colorado.

                                   PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S
            COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded on the Nasdaq National Market under the symbol CMPO. The following table sets forth, for each quarterly period in the two most recent years, the range of high and low sales prices, as reported by the Nasdaq National Market:

                                                          High       Low
Fiscal Year 1995:
   First Quarter                                        13 3/4     9 5/8
   Second Quarter                                       12 7/8     9 1/2
   Third Quarter                                         9 7/8     5 7/8
   Fourth Quarter                                        7 1/4     5 3/8

Fiscal Year 1996:
   First Quarter                                         6 1/2     3 5/8
   Second Quarter                                        4 1/8     2 3/4
   Third Quarter                                         3 3/4     2 1/4
   Fourth Quarter                                        2 5/8     1 5/8

      The Company is prohibited from paying dividends on its Common Stock by the terms of its existing debt instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

      As of October 31, 1996, there were approximately 337 record holders of the Company's Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding executive officers required by Item 10 may be found under Item 4(a) of this report.

    The information regarding directors required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1996 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1996 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1995 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1996 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         The following documents are filed as part of this report:


            3.    Exhibits

                  3.1 Amended and Restated Articles of Incorporation of the Company(1), as amended by Articles of Amendment dated January 3, 1995.(2)

                  3.2 By-laws of the Company(1), as amended by Amendment No. 2 to the By-Laws adopted October 30, 1995.(3)

                  10.1 Master Lease of 2201 S. Claiborne Avenue, 110 Terry Parkway and 800 Distributors Row dated as of August 1, 1991 by and between Anthony J. Campo and Giant TC, Inc., as terminated with respect to Terry Parkway by Partial Termination of Master Lease dated as of December 30, 1992 by and between Anthony J. Campo and Giant TC, Inc.(1)

                  10.2 Lease of 5015 Bloomfield dated March 15, 1977, by and between Elmwood Development Co. and Campo Appliance Co. of Clearview, Inc., as amended by Supplemental and Amended Lease Agreement dated 1977, together with Sublease of 5015 Bloomfield dated as of August 1, 1991 by and between Campo Appliance Co. of Clearview, Inc. and Giant TC, Inc.(1)

                  10.3 Non-Competition Agreement dated September 1, 1991 by and between Giant TC, Inc. and Anthony J. Campo.(1)

                  10.4 Personal Services Contract dated September 1, 1991 by and between Giant TC, Inc. and Anthony J. Campo.(1)

                  10.5 Amendment and Restatement of Non-Competition Agreement and Personal Services Contract dated June 29, 1992 by and between Anthony J. Campo and Giant TC, Inc.(1)

                  10.6 Services Agreement dated June 29, 1992 by and between Giant TC, Inc. and Mobile-One Auto Sound, Inc., as amended December 30, 1992.(1)

                  10.7 Credit Card Program Agreement dated as of May 29, 1992 by and between Giant TC, Inc. and Monogram Credit Card Bank of Georgia(1), as amended by Amendment to Credit Card Program Agreement dated as of May 29, 1992 by and between Monogram Credit Card Bank of Georgia and Campo Electronics, Appliances and Computers, Inc. (formerly Giant TC, Inc.), dated October 29, 1993.(4)

                  10.8  Giant  TC,  Inc.  1992  Stock  Incentive  Plan(1),  as
                        amended by Amendment No. 1 to Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Plan dated October 13, 1993 (5), as amended by Amendment No. 2 to Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Plan dated May 20, 1994 (6), as amended by Amendment No. 3 and the Amended and Restated Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Plan dated December 7, 1994 (2), as amended by the Second Amended and Restated Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Compensation Plan dated January 12, 1996.

                  10.9 Form of Indemnity Agreement by and between Giant TC, Inc. and each of Anthony P. Campo, Joseph E. Campo, Barbara Treuting Casteix, Dr. Mervin Trail, M.D., Rex
                        O. Corley, Jr. and L. Ronald Forman.(1)

                  10.10 Employment  Agreement  dated  June  29,  1992  by  and between Giant TC, Inc. and Anthony P. Campo , as amended December 30, 1992(1) as terminated and replaced by Employment Agreement dated December 16, 1993 by and between Campo Electronics, Appliances and Computers, Inc. and Anthony P. Campo(5), as amended by the Amendment to Employment Agreement dated May 16, 1996.

                  10.11 Employment  Agreement  dated  June  29,  1992  by  and between Giant TC, Inc. and Donald E. Galloway(1) as terminated and replaced by Employment Agreement dated December 16, 1993 by and between Campo Electronics, Appliances and Computers, Inc. and Donald E. Galloway(5), as amended by the Amendment to Employment Agreement dated May 16, 1996, as terminated by letter agreement dated July 12, 1996.

                  10.12 Acquisition  and  Interim  Servicing  Agreement  dated
                        November 22, 1993 by and between Monogram Credit Card Bank of Georgia Item 14 and Campo Electronics, Appliances and Computers, Inc.(4)


                  10.13 Loan  Agreement dated August  30, 1995  by and between
                        Hibernia   National   Bank   and   Campo  Electronics,
                        Appliances and Computers, Inc.(7), as amended by the First Amendment to Loan Agreement as of August 30, 1995 by and between Hibernia National Bank and Campo Electronics, Appliances and Computers, Inc.(3), as amended by the Second Amendment to Loan Agreement dated May 31, 1996 by and between Hibernia National Bank and Campo Electronics, Appliances and Computers, Inc.(8)

                  10.14 Loan Agreement  dated  August  30, 1995 by and between
                        Met Life Capital Corporation and Campo Electronics, Appliances and Computers, Inc.(7)

                  10.15 Sale Agreement  dated  August  30, 1995 by and between
                        Federal   Warranty  Service  Corporation   and   Campo
                        Electronics, Appliances and Computers, Inc.(7)

                  10.16 Change of Control Agreement dated as of August 30,
                        1995 by and between Campo Electronics, Appliances and Computers, Inc. and Anthony P. Campo.

                  10.17 Campo Electronics, Appliances and Computers, Inc.
                        Severance Pay Plan dated as of August 29, 1996.

                  __________

                  (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-56796) filed with the Commission on January 6, 1993.

                  (2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1995.

                  (3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1995.

                  (4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993.

                  (5)   Incorporated   by   reference   from   the   Company's
                        Registration Statement on Form S-1 (Registration No. 33-76184) filed with the Commission on March 8, 1994.

                  (6) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994.

                  (7) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995.

                  (8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1996.


(b)         Reports on Form 8-K

            There were no reports on Form 8-K filed during the three month period ended August 31, 1996.


                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of the 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          By: /s/ Anthony P. Campo
                                              ________________________________
                                                Anthony P. Campo
                                                Chairman  of  the Board,
                                                Chief Executive Officer,
                                                President and a Director


Dated: November 27, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities indicated on November 27, 1996.


        /s/ Anthony P. Campo
______________________________________  Chairman of the Board, Chief Executive
      Anthony P. Campo                  Officer and a Director


      Rex O. Corley, Jr.
______________________________________  Chief Operating Officer, President and
      Rex O. Corley, Jr.                Director


       /s/ Wayne J. Usie
______________________________________  Chief Financial Officer, Principal
        Wayne J. Usie                   Accouting Officer and Secretary


       /s/ Joseph E. Campo
______________________________________  Director
      Joseph E. Campo


     /s/ Barbara Treuting Casteix
______________________________________  Director
      Barbara Treuting Casteix


      /s/ Mervin L. Trail, M.D.
______________________________________  Director
      Mervin L. Trail, M.D.


      /s/ L. Ronald Forman
______________________________________  Director
      L. Ronald Forman


                              EXHIBIT INDEX

Exhibit                                                            Page
No.                       Description                               No.
3.1      Amended and Restated Articles of Incorporation of the
         Company(1), as amended by Articles of Amendment dated
         January 3, 1995.(2)

3.2      By-laws of the Company(1), as amended by Amendment No.
         2 to the By-Laws adopted October 30, 1995.(3)

10.1 Master Lease of 2201 S. Claiborne Avenue, 110 Terry Parkway and 800 Distributors Row dated as of August 1, 1991 by and between Anthony J. Campo and Giant TC, Inc., as terminated with respect to Terry Parkway by Partial Termination of Master Lease dated as of December 30, 1992 by and between Anthony J. Campo and Giant TC, Inc.(1)

10.2 Lease of 5015 Bloomfield dated March 15, 1977, by and between Elmwood Development Co. and Campo Appliance Co. of Clearview, Inc., as amended by Supplemental and Amended Lease Agreement dated 1977, together with Sublease of 5015 Bloomfield dated as of August 1, 1991 by and between Campo Appliance Co. of Clearview, Inc. and Giant TC, Inc.(1)

10.3 Non-Competition Agreement dated September 1, 1991 by and between Giant TC, Inc. and Anthony J. Campo.(1)

10.4 Personal Services Contract dated September 1, 1991 by and between Giant TC, Inc. and Anthony J. Campo.(1)

10.5 Amendment and Restatement of Non-Competition Agreement and Personal Services Contract dated June 29, 1992 by and between Anthony J. Campo and Giant TC, Inc.(1)

10.6     Services  Agreement dated June 29, 1992 by and between
         Giant TC, Inc. and Mobile-One Auto Sound, Inc., as amended December 30, 1992.(1)

10.7 Credit Card Program Agreement dated as of May 29, 1992 by and between Giant TC, Inc. and Monogram Credit Card Bank of Georgia(1), as amended by Amendment to Credit Card Program Agreement dated as of May 29, 1992 by and between Monogram Credit Card Bank of Georgia and Campo Electronics, Appliances and Computers, Inc. (formerly Giant TC, Inc.), dated October 29, 1993.(4)

10.8     Giant  TC,  Inc.  1992  Stock  Incentive  Plan(1),  as
         amended by Amendment No. 1 to Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Plan dated October 13, 1993 (5), as amended by Amendment No. 2 to Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Plan dated May 20, 1994 (6), as amended by Amendment No. 3 and the Amended and Restated Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Plan dated December 7, 1994 (2), as amended by the Second Amended and Restated Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Compensation Plan dated January 12, 1996.

10.9     Form  of Indemnity  Agreement by and between Giant TC,
         Inc. and  each of  Anthony P. Campo,  Joseph E. Campo,
         Barbara Treuting Casteix, Dr. Mervin Trail, M.D.,  Rex
         O. Corley, Jr. and L. Ronald Forman.(1)

10.10 Employment Agreement dated June 29, 1992 by and between Giant TC, Inc. and Anthony P. Campo , as amended December 30, 1992(1) as terminated and replaced by Employment Agreement dated December 16, 1993 by and between Campo Electronics, Appliances and Computers, Inc. and Anthony P. Campo(5), as amended by the Amendment to Employment Agreement dated May 16, 1996.

10.11 Employment Agreement dated June 29, 1992 by and between Giant TC, Inc. and Donald E. Galloway(1) as terminated and replaced by Employment Agreement dated December 16, 1993 by and between Campo Electronics, Appliances and Computers, Inc. and Donald E. Galloway(5), as amended by the Amendment to Employment Agreement dated May 16, 1996, as terminated by letter agreement dated July 12, 1996.

10.12    Acquisition  and  Interim  Servicing  Agreement  dated
         November 22, 1993 by and between Monogram  Credit Card
         Bank   of  Georgia  Item  14  and  Campo  Electronics,
         Appliances and Computers, Inc.(4)

10.13    Loan  Agreement dated August  30, 1995  by and between
         Hibernia   National   Bank   and   Campo  Electronics,
         Appliances and Computers, Inc.(7), as amended by the First Amendment to Loan Agreement as of August 30, 1995 by and between Hibernia National Bank and Campo Electronics, Appliances and Computers, Inc.(3), as amended by the Second Amendment to Loan Agreement dated May 31, 1996 by and between Hibernia National Bank and Campo Electronics, Appliances and Computers, Inc.(8)

10.14    Loan Agreement  dated  August  30, 1995 by and between
         Met  Life Capital Corporation and  Campo  Electronics,
         Appliances and Computers, Inc.(7)

10.15    Sale Agreement  dated  August  30, 1995 by and between
         Federal   Warranty  Service  Corporation   and   Campo
         Electronics, Appliances and Computers, Inc.(7)

10.16    Change of Control Agreement dated as of August 30,
         1995 by and between Campo Electronics, Appliances and Computers, Inc. and Anthony P. Campo.

10.17    Campo Electronics, Appliances and Computers, Inc.
         Severance Pay Plan dated as of August 29, 1996.

__________

         (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-56796) filed with the Commission on January 6, 1993.

         (2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1995.

         (3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1995.

         (4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993.

         (5)   Incorporated   by   reference   from   the   Company's
               Registration Statement on Form S-1 (Registration No. 33-76184) filed with the Commission on March 8, 1994.

         (6) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994.

         (7) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995.

         (8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1996.