Form 10-K/A
period 1996-08-31
CAMPO ELECTRONICS APPLIANCES & COMPUTERS INC
filed 1996-12-16
CIK 895693

The following items were the
                                                subject of a Form 12b-25 and
                                                are included herein: 1, 6, 7,
                                                8, 14(a)(1), 14(a)(2) and 14(d)

                            SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C.  20549

_______________________________________________________________________________
                                     FORM 10-K/A
(mark one)

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

                                  Yes    X     No ______

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

The number of shares of the Registrant's Common Stock, $.10 par value per share outstanding, as of November 29, 1996 was 5,566,906.

                           DOCUMENTS INCORPORATED BY REFERENCE



      Portions of the Registrant's definitive proxy statement to be used in connection with the 1996 Annual Meeting of Shareholders will be, upon filing of such proxy statement with the Commission, incorporated by reference into
Part III of this Form 10-K.


                                    PART I

ITEM 1.  BUSINESS

Overview

   General. The Company is a leading specialty retailer of name brand consumer electronics, major appliances, computers and home office products with 31 stores in Louisiana, Mississippi, Northeast Texas, Alabama, Tennessee and Florida. Campo's merchandising strategy is to emphasize top name brand products with the highest name recognition among consumers, and to carry a relatively broad range of product offerings within those brands. The Company uses high profile, aggressive advertising to communicate its guaranteed low prices and frequent price promotions, and also executes a number of store-level operating strategies designed to promote quality service and customer satisfaction, including guaranteed next-day delivery, home installation and extended warranty plans for most products sold. Customer awareness and loyalty are enhanced by the Company's issuance of private label credit cards, of which there are over 300,000 holders. In recent years, the Company developed and implemented a Campo Concept store format to meet higher consumer expectations. Campo Concept stores feature well-lit, open selling areas, informative signage, an attractive interior and exterior design, hands-on merchandise displays and an interactive environment for the consumer.

   Recent Industry Conditions. During fiscal 1996, Campo experienced steady declines in comparable store sales, continuing a trend that began in the third quarter of fiscal 1995. This negative sales trend was consistent with the weak overall performance of all sectors of the retail industry, as consumers burdened with high consumer debt levels generally reduced their overall levels of non-essential consumer spending. This downturn has had a particularly severe impact on the consumer electronics retail segment due to a reduced demand for the core electronics products sold by the Company, which was compounded by a slow down in the bringing to market of new consumer electronics products.

   As a result of the weak market for consumer electronics and appliances, the Company participates in a highly competitive and promotional climate, with retailers focusing primarily on protecting market share. This highly competitive environment has exerted considerable pressure on the Company's gross profit margins, which have been adversely affected not only by constant, intense price competition, but also by a decrease in vendor rebates and other programs that have contributed to the Company's profitability in prior years. In addition, those product lines for which there has been an increasing demand, such as computers and home office equipment, are generally lower margin items, thus further increasing the pressure on the Company's gross profit margins. Finally, industry research indicates that today's consumers are spending less time shopping in stores and instead are learning about product pricing and features and alternatives prior to entering a store. This usually means that a consumer purchases a product from the first store he or she visits. In the present competitive environment, it is increasingly important that a retailer have "top of mind" awareness among consumers, so that it is the first place shopped, and then to have the skills, training and operational efficiencies in place to enable the sales associates to close sales as quickly as possible.

   Although Campo, like many consumer electronics retailers, has experienced declining sales in all of its markets, it has been successful in capturing market share in newly entered markets while maintaining and improving market share in existing markets. Based on independent studies, Campo is in the top three in market share among consumer electronics and appliance retailers in each of its 21 markets. Independent research also indicates that Campo is viewed as the "price leader" in the majority of its markets, and that Campo has achieved "top of mind" awareness among its consumers in each of its markets. The Company believes that its high profile Campo Concept stores, which are strategically located in favorable markets, and its high saturation advertising strategy, have succeeded in maintaining the prominent profile of the Campo name, thus enabling the Company to compete in this challenging environment and positioning the Company, from a marketing perpective, to capitalize on any favorable change in industry conditions.

   Campo was vulnerable to the weakened performance of the consumer electronics industry because the current downturn began at a time when Campo had embarked on an expansion program. Campo opened 14 new stores in fiscal 1995, taking the Company from a small, family-run business with 12 stores in two markets at the end of fiscal 1992 to a regional chain with 31 stores in 21 markets by the end of fiscal 1995. During its expansion, the effects of the industry downturn were obscured by sales boosts attributable to new store grand openings as well as to a severe flood in the Company's New Orleans market in May 1995 (which stimulated a short-term inflated demand for the Company's products); however, as the negative industry conditions continued, the Company slowed the pace of its new store openings and the severity of the industry downturn became more fully apparent. In addition, the Company's rapid expansion outpaced certain of the Company's management and operational systems which, in turn, significantly impaired the Company's ability to maintain adequate training and supervision of its expanding sales force and managers, to track and effectively manage its inventory and to respond quickly to changing industry conditions. The Company's ability to respond effectively to its management and infrastructure problems was hampered by its declining financial performance. When Campo opened its most recent new Campo Concept store in August 1995, it announced at that time that it would curtail further expansion and focus on improving its infrastructure until such time as the industry conditions improved.

   As discussed below, the poor performance of the retail industry and the Company over an extended period led management during fiscal 1996 to review the Company's operations and to explore methods to improve operational efficiency and reduce costs. To that end, the Company, with the assistance of an independent consultant, implemented several initiatives designed to improve the Company's operations. Although management is satisfied that these measures have begun and will continue to have a positive impact on the Company's performance, retail industry conditions have continued to deteriorate, leading management to conclude that a comprehensive review of the Company's operations was appropriate. Management has recently engaged an independent financial consultant to assist it in evaluating the entirety of the Company's operations and recommending measures that are most likely to achieve an improvement in the performance of the Company.

   As discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," the Company recently secured from its lenders and the providers of its floor plan financing waivers of its non-compliance with certain financial covenants contained in its financing instruments. In addition, the Company was successful in achieving an amendment of the financial covenants to be in line with the Company's fiscal 1997 budget. However, to secure these waivers and amendments, the Company was required by the banks to accelerate the maturity date of its revolving credit and term loan facility to September 1, 1997. As a practical matter, this will require the Company to secure a replacement line of credit facility and term loan prior to the end of fiscal 1997. The information to be obtained from the Company's comprehensive review of its operations is expected to help ensure that the Company will be in a positioned to obtain the timely necessary replacement debt arrangements.

   This self-evaluative process is expected to take several months to complete, and no recommendations have been developed thus far by management and the consultant. Following development of such recommendations, the Company's board will determine which measures, if any, are appropriate to incorporate into an overall business plan for the Company. Although no decisions have been made, the possibility exists that fundamental changes to the Company's operations could be implemented following this review.

   Campo Initiatives. Until the end of fiscal 1995, Campo's principal focus was on expanding its business to become a regional retail chain. With its initial expansion completed at the end of fiscal 1995, Campo has devoted its energies in fiscal 1996 to reviewing its operations to find ways to reduce its variable expenses consistent with its declining sales. To that end Campo analyzed various aspects of its business including information systems, store operations, distribution, delivery and inventory systems, and human resources.

   The result of these efforts has been the development by Campo of a "superior customer service" strategy ("SCS") designed to increase sales, improve profit margins, increase efficiencies and reduce costs. The key initiatives that have been implemented by Campo are as follows:

   Streamline Store Operations. Campo has reorganized its store operations by reassigning administrative duties to allow sales managers and sales associates to focus their efforts on product sales and customer service. Other store processes, such as third party financing transactions, cellular and paging transactions, product retrieval and returned product tasks are being handled by qualified customer service and warehouse associates specifically trained for each of these tasks. The Company believes that this strategy has significantly reduced the time required to process sales and has enhanced customer satisfaction. Building on the popularity of its "guaranteed next day delivery" service, the Company has also added same day and timed delivery services to better serve its customers.

   Focused Merchandising Strategy. Campo regularly analyzes the profitability of each of its product lines in order to identify opportunities for improved returns. Home office products continue to evolve into a core part of Campo's major business categories. Because these products constitute the fastest growing category in the industry and build store traffic, the Company continues to devote much of its floor space and selling efforts to this category. However, the Company is also reviewing its merchandising strategy to compensate for the impact of this category's inherently low margins on the Company's overall profitability by focusing on other products and brands that are strong sellers with high margins. The Company has also restructured certain of its incentive and training programs to encourage its sales associates to emphasize certain higher margin items, such as audio equipment, accessories, and extended warranty contracts. The Company also regularly evaluates new products and services that could increase the Company's overall profit margin. For example, the Company plans to begin offering pagers, vacuum cleaners, home electronics furniture and computer furniture, and internet connection services in fiscal 1997. Campo has also reorganized its store displays in order to better allocate its store space to those items that are top sellers and high margin items. Finally, the Company is evaluating vendors and products and making purchasing decisions based on profitability by focusing on brands that are strong sellers and higher margin items and vendors who offer the most attractive rebates and other programs. The Company is also working with its vendors to restructure volume rebates and cooperative advertising programs to be direct reductions of invoice costs, which would simplify the administrative process and eliminate the expense and time currently incurred by the Company to collect these amounts from vendors.

   Increase and Target Credit Card Holders. Campo has experienced a decrease in its approval rate of new card holders, due primarily to increased competition in the consumer credit industry. To attract a greater number of new credit card holders, Campo has added incentives to the use of its Campo credit card such as offering free long distance time to new card holders. The Company is also increasing its use of secondary credit programs. The Company's credit card program not only results in increased sales for Campo but also provides it with a data base for a targeted marketing program that is based on historical purchasing trends. The Company can track the purchasing histories of its credit card holders and use such information to promote specific accessories, upgrades or related products. This targeted marketing strategy is highly effective and cost efficient since it can be included in the mailing of the customer's account statement.

   Reduce costs. Every process at every level is under close review to identify opportunities for expense reduction and revenue growth. The Company has streamlined its corporate structure in light of current business conditions through staff reductions in administrative positions, and has centralized its non-inventory purchasing functions, thus enabling Campo to increase savings by volume purchasing. Campo has reduced telecommunication costs by renegotiating existing service agreements. In order to compensate for increasing paper costs, the Company has reduced the number of pages and frequency of its advertising tabloids. Campo has also outsourced functions that can be handled by a third party more efficiently, such as facilities management and extended warranty claims administration. The Company has also consolidated its corporate headquarters into one floor of its Covington, Louisiana office building, thus reducing rental expense by approximately $273,000 per year.

   Upgrade Information Systems. Campo has evaluated its information needs and has begun the process of installing an information system that will accommodate current and future system requirements. This system will move the Company's information processes to a distributed client/server environment and move the software applications closer to end users, thereby increasing productivity, performance and data availability. The system is designed to provide improved information to, and interface with, the stores, to ensure that the sales associates have access to the information needed to better and more efficiently serve Campo's customers. The system is also designed to streamline processes, from store level to corporate level, and to reduce the paperwork needed to complete a sales transaction. The system upgrade also provides better analytical and report-generating tools for both store level managers and senior management.

   Improve Inventory Turns, Efficiencies and Controls. Campo has also begun to improve efficiencies within its distribution operations through system enhancements and process re-engineering designed to improve inventory accuracy, reduce inventory levels and eliminate redundant handling and transportation. The Company is implementing a new inventory management system that allocates inventory to stores based on the highest probability of sale of a particular product or brand as evidenced by historic sales results. Under this new system, which is expected to result in increased inventory turns, all inventory replenishment decisions will be made by the Company's merchandising department. The Company's information system enhancements will also result in more efficient and more accurate inventory management by introducing such technologies as bar coding for all products. The Company's distribution system has been reorganized to more evenly divide responsibility for the Company's stores among its three distribution centers based on geographic location. The Company has also increased the number of inventory delivery stops to multiple stores located in the same geographic areas and increased the frequency of inventory deliveries to each store. These measures should result in increased efficiency and reduced levels of inventory at the store level. The Company is also working with certain of its appliances vendors, most of whom are national in scope and have sophisticated inventory management systems, to allow such vendors to distribute inventory directly to the Company's stores, which should result in additional cost savings to the Company. The Company has also taken steps to reduce the risk of inventory loss by introducing targeted cycle counts that focus on those products at each store that have historically suffered the most loss, and increasing the education and awareness of its sales associates and managers regarding ways to reduce losses. The reorganization of the Company's store operations, which centralizes the responsibility for the store's inventory in a warehouse supervisor and dedicated warehouse associates is also expected to increase inventory control and reduce loss.

   Improve Training and Development of Sales Associates and Managers. The Company has designated its flagship Campo Concept store in New Orleans as its management training center. In addition to extensive training on store operations and products, managers are also trained in effective hiring and training techniques to improve the quality, and reduce the turnover rate, of the Company's sales associates. Training of sales associates has also been upgraded in an effort to encourage a focus on profit margins, to improve customer service, reduce returns and lower inventory loss.

   Management believes that these initiatives will enhance its ability to execute its business strategy described below, and that by implementing these initiatives and continuously striving to upgrade the efficiency of Campo's retail execution and overall operations the Company will be positioned to take advantage of any improvement in the consumer electronics and appliance industry.

Business Strategy

   The Company's business strategy is to establish market leadership in each of its markets and to build and maintain a loyal customer base by offering guaranteed low prices, superior customer service through a professional sales force, a pleasing shopping environment and merchandising of top name brand products. The Company believes this strategy, supported by an aggressive advertising program and an experienced management team, has helped it achieve a dominant share of almost all of the markets it serves for the product categories it offers. The key elements of its business strategy include:

   Brand Merchandising. The Company offers a comprehensive selection of top name brand consumer electronics, major appliances, computers and home office products, with an emphasis on those name brands with the highest name recognition among consumers, and carries a wide range of prices and models within those brands. The Company's brand merchandising strategy is designed to provide a high quality image in the marketplace and to encourage increased vendor support.

   Customer Service. To promote customer loyalty and to provide a competitive advantage, the Company seeks to assure that its customers consistently receive knowledgeable and courteous assistance by maintaining the technical and interpersonal skills of its sales force through extensive initial and ongoing sales and product training sessions. The Company also offers guaranteed next-day, and same day and timed delivery services on major purchases, home installation, computer training classes, extended warranty plans and a thirty-day, no questions asked return policy on most products.

   Aggressive Advertising. The Company engages in extensive advertising to promote its competitive prices on top name brands and customer service. The Company's in-house advertising department produces all of the Company's newspaper advertisements and television and radio commercials, which provides the Company with cost savings and gives the Company greater control and flexibility over its creative product.

   Competitive Pricing. The Company's policy is to offer superior value to its customers by maintaining competitive prices in each of its markets. To support this policy, the Company actively monitors prices at competing stores and maintains a low price program that guarantees that if an item can be purchased at a lower price from another retailer, or even from the Company, 30 days after the customer has purchased the item, the Company will refund the difference to the customer.

   Experienced Management Team. The Company has assembled experienced senior management and regional and in-store management teams. The Company's six top executives have an average of approximately 14 years of experience each in the consumer electronics and appliance retail industry. The Company's Veterans Boulevard Campo Concept store serves as its management training center for the continued training and development of its managers.

   Operational Controls. The Company's management information system supports its point-of-sale computer inventory system; provides its management team with real time information on product availability, shipping and store data and price changes; enables the Company to manage more efficiently pricing and inventory decisions and accommodates the Company's delivery programs. It also provides sales associates with on-line information including information regarding specific product features and accessories, Company policies on returns, delivery or warranty coverage, and delivery and credit information.

   Private Label Credit Card. To encourage repeat business and a longer term relationship with its customers, the Company offers a private label credit card through an independent credit card bank that bears all credit risk without recourse to the Company. During fiscal 1996, approximately 30% of the Company's sales resulted from purchases with these cards. As of August 31, 1996, there were more than 300,000 card holders. Average purchases with these cards are significantly higher than transactions using other payment methods.

Marketing

   Campo Concept Stores. In 1991, management designed a prototype Campo Concept store that has been the model for all new stores. The Campo Concept store format has allowed the Company to offer consumers a broad selection of consumer electronics, appliances and home office products. These stores feature a contemporary design aimed at educating the customer and enhancing the shopping experience, and contain hands-on displays that enable the customer to explore the features of the products sold. The store design and layout is bright and open and is intended to demonstrate the Company's broad selection of merchandise and to expose the consumer to each of the store's product categories immediately upon entering the store. Computer and home office products, which have been the Company's fastest growing product category since their introduction in fiscal 1991, are located near the front of each store and major appliances, television/video equipment and home audio equipment are positioned around the perimeter of the stores. To capitalize on the growing convergence of audio and video technology, Campo showcases televisions and VCRs with audio products in home theater settings throughout the stores. The stores display a wide assortment of personal electronics products in the center to encourage impulse shopping.

   Existing Campo Concept stores generally contain approximately 18,000 to 30,000 square feet, including approximately 11,000 to 20,000 square feet of selling space. The Company locates its stores in high visibility, high traffic commercial areas including strip shopping centers and free-standing formats with large readily identifiable signage, easy access from major roads and adequate customer parking. The stores are open seven days per week, including most holidays. The Company's store hours are intended to make its stores more accessible to customers than certain other stores selling similar goods, particularly for those customers who are unable to shop during ordinary business hours.

   The Company's general policy is to lease its stores in order to limit its investment in fixed assets and increase the availability of capital for other purposes. The Company's investment in leasehold improvements, fixtures and equipment generally ranges from $475,000 to $1,000,000 per store. The Company has been successful in negotiating lessor contributions for tenant improvements, rent abatements and other concessions to reduce these costs.

   Advertising. The Company promotes its prices, selection and service through aggressive mass media advertising campaigns designed to create an awareness of the Company's comprehensive selection of quality name brand merchandise, its competitive pricing policy and its strong customer service orientation. The Company's strategy is to maintain a balanced advertising program utilizing local newspaper advertising and radio and television commercials.

   In each of its markets, the Company generally runs four-color multi-page newspaper inserts weekly. Television and radio advertising is run on a regular basis in all markets to reinforce messages such as the Company's guaranteed next-day delivery and name brand selection. The Company also runs highly concentrated television and radio advertising to support specific sales events.

   The Company's advertising typically stresses promotional pricing, a broad assortment of top name brand merchandise and the services provided by its knowledgeable personnel. Content, production and media placement (as well as layout and artwork in the case of newspaper advertising) are handled by the Company's in-house advertising department. The Company's approach is to be flexible in decisions regarding advertising and to make changes to advertising copy on short notice where necessary in order to take advantage of new products or unexpected market developments. The Company's use of an in-house department, instead of an independent advertising agency, has resulted in cost savings to the Company and has given the Company the flexibility it requires as well as greater control over the creative product. The Company has computerized publishing and media-buying systems that allow it to produce large numbers of advertisements quickly and professionally without the use of a large advertising staff.

   Pricing. The Company's policy is to offer superior value to its customers by maintaining competitive prices in each of its markets. To support this policy, the Company actively monitors prices at competing stores and maintains a low price program that guarantees that if a customer can buy merchandise purchased from a competitor at a lower price, including the Company's own sale price, within 30 days of purchase, the Company will refund the difference to the customer. All initial pricing decisions are made centrally by the Company's merchandising department. At the store level, store managers retain flexibility to match competitor's prices in order to comply with the Company's guaranteed low price program.

   Private Label Credit Card Program. The Company accepts most major credit cards and has its own private label credit card with the "Campo" name which allows qualifying customers to pay for purchases in installments through an arrangement between the Company and an independent credit card bank. Under the agreement, customers' credit card applications are filed and evaluated electronically from the Company's stores. Typically, this procedure enables qualifying customers to receive credit card authorizations within a few minutes. Independent market research indicates that a well-established base of credit card consumers provides a competitive advantage to retailers. The Company believes it has experienced longer-term relationships, more repeat business and higher average purchases through the use of its private label credit card, with approximately 30% of its fiscal 1996 sales resulting from purchases with this card. There are more than 300,000 holders of the Company's private label credit card. The Company has experienced a decline in its approval rate of new card holders, primarily due to increased competition in the consumer credit industry. To attract new credit card holders, the Company has added incentives to the use of its credit card such as offering free long distance time to new holders of its cards. This benefits the Company not only by increasing its base of credit card customers but also because the Company receives fees from the long distance provider for this service.

   Under the Company's private label credit card agreement, the independent credit card bank has agreed to provide a $125 million revolving line of credit for the purchase of merchandise and services from the Company's stores by approved private label credit card holders and to bear substantially all credit risk without recourse to the Company under the program. The Company also receives fees from the credit card bank, which are used in part to market the credit card program and to fund the cost of special promotions (such as 90 days interest free for purchases made with the card) that complement the Company's other advertising and marketing activities. Payments received under the agreement are recorded as reductions in selling, general and administrative expenses. If the growth rate of the credit card portfolio continues to decline, the Company would not expect future payments received from the bank under the agreement to continue at current levels.

   The Company also provides credit to its customers for individual transactions through independent finance companies. Similar to the private label credit card program, the independent finance company bears substantially all credit risk without recourse to the Company. The Company is increasing its use of these secondary credit programs to offset the decline in its Campo credit card portfolio.

   Management believes that the Company's private label credit card and related programs will provide for adequate availability of consumer credit for fiscal 1997 and that it has the ability to obtain additional consumer credit facilities in the future under these existing or other similar programs on substantially similar terms. There can be no assurance that future changes in the availability of consumer credit will not have an adverse impact upon the Company's sales and results of operations.

Merchandising

   Products. The Company offers a comprehensive selection of top name brand electronics, major appliances and computer and home office products, with an emphasis on those name brands with the highest awareness among consumers, and carries a wide range of prices and models within those brands. The Company's merchandising strategy is designed to provide a higher quality image in the marketplace and to encourage increased vendor support. The Company currently offers more than 3,000 products in its major categories:


   Category                   Products               Principal Brand Names
   --------                   --------               ---------------------
Television/Video             Televisions         GE,  JVC,  Magnavox, Mitsubishi, Panasonic,
                             VCRs                RCA, Samsung, Sony, Zenith
                             Camcorders
                             Digital Satellites

Major Appliances             Refrigerators       Admiral, Friedrich, GE, Hotpoint, Jenn Air,
                             Dishwashers         Kelvinator,  KitchenAid, Maytag, Panasonic,
                             Washer/Dryers       Sharp, Tappan, Whirlpool, White-Westinghouse
                             Ranges
                             Cooktops
                             Range Hoods
                             Microwaves
                             Air Conditioners

Home Audio                   Stereo Components   Bose,  Cerwin  Vega,  Infinity,  JBL,  JVC,
                             Speakers            Kenwood,   Magnavox,   Panasonic,  Pioneer,
                             Stereo Systems      Sharp, Sony, Yamaha, Zenith

Computers/Home Office        Computers           Brother,  Canon,  Compaq,  Epson, IBM,
                             Printers            Packard Bell, Panasonic, Sony
                             Fax Machines

Electronics/Accessories      Personal Audio      AT&T,  GE,  Infinity,  JBL,  JVC, Kenwood,
                             Radar Detecters     Magnavox,   Motorola,  Panasonic,  Pioneer,
                             Portable Radios     RCA, Sharp, Sony, Southwestern Bell
                             Car Audio
                             Car Alarms
                             Telephones
                             Cellular Phones
                             Pagers


   Consumer electronics, including television/video and home audio equipment, are currently the Company's leading product categories. Campo stores display a wide assortment of name brand merchandise in this category, and for fiscal 1996, the Company's three leading selling name brands were Mitsubishi, RCA and Sony. By advertising both inexpensive promotional goods and sale prices on the leading television/video brands in the industry, Campo believes it is able to attract a wide range of consumers. Campo's sales counselors are trained to demonstrate the best values and latest features in each customer's brand preference. Campo's audio marketing strategy focuses on mid- to high-end products from leading audio manufacturers in the industry. A wide selection of products is displayed in both open display areas and smaller acoustically controlled sound rooms. To capitalize on the growing convergence of audio and video technology, Campo showcases televisions and VCR's with audio products in multiple home theater settings throughout the store. Campo also offers custom system design and installation for high-end surround-sound and multi-room speaker systems.

   The Company believes that one of its competitive strengths is its focus on major appliances. The Company devotes a significant portion of its store floor space to this category and offers a large selection of high-end, built-in appliances. The Company believes that its ability to successfully merchandise major appliances helps to differentiate it from its competition, strengthens its image of high quality and wide selection, provides it with a stable base of business and promotes customer loyalty and repeat business. Campo Concept stores display a large assortment of the leading brands in the industry, and for fiscal 1996, the Company's three leading selling name brands were GE, Maytag and Whirlpool. Campo Concept stores showcase the latest built-in appliances in a custom kitchen display complete with connections for in-store cooking demonstrations. Campo's efficient inventory management system allows the Company to offer its next-day delivery guarantee and its same day and timed delivery services to make appliance replacement as convenient as possible for the customer.

   Computers and home office products have been the Company's fastest growing product category since their introduction in fiscal 1991. The Company offers an assortment of computers, printers and telecommunication machines from industry leaders. For fiscal 1996, the Company's three leading selling name brands were Canon, Compaq and Packard Bell. The computers and home office products are located at the front of each Campo Concept store in a display that is designed to encourage hands-on interaction with the latest technology in a convenient and fun learning environment. The Company offers pre-packaged hardware with pre-loaded software that is ready to use. Computer training classes are offered in select markets to help first time buyers and students.

   The Company's promotional pricing on portable audio products such as personal electronics and hand held televisions is designed to build store traffic. Campo Concept stores display a wide assortment of personal electronics in the store's center to encourage impulse shopping. The Company's hands-on displays also help customers try out the models, compare features and make an informed purchasing decision. Campo Concept stores also offer sales and installation of car audio, alarms, radar detectors and cellular phones, with on-site demonstration rooms and auto installation bays. For fiscal 1996, the Company's three leading selling name brands for electronics/accessories were Mitsubishi, RCA and Sony.

   The following table indicates the percentage of gross sales in each product category for each of the Company's last three fiscal years. The percentage of gross sales contributed by each product category is affected by season, store type, promotional activities, consumer trends and the development of new products. Because these percentages change continually, historical percentages may not be indicative of future results.

                          Percentage of Gross Sales
                                      Fiscal Years Ended August 31,
                                      -----------------------------
                                         1996      1995      1994
                                         ----      ----      ----
Product category:
     Television/video                    32.9%     32.8%     32.1%
     Major appliances                    22.5      23.1      24.5
     Computers/home office               18.6      17.6      13.4
     Home audio                           8.4       8.4      10.4
     Extended warranty plans              5.5       5.9       6.0
     Portable/personal audio              4.7       5.4       6.0
     Mobile electronics                   4.0       3.7       3.9
     Accessories and other                3.4       3.1       3.7
                                        -----     -----     -----
                                        100.0%    100.0%    100.0%
                                        =====     =====     =====

      Purchasing. The Company purchases its merchandise directly from manufacturers. The Company has a staff of five buyers under the direction of the Vice President of Merchandising each of whom has responsibility for specific product categories. The buyers are assisted by the Company's management information system which provides them with current inventory price and volume information, allowing them to respond quickly to market demands.

      The Company has been able to negotiate favorable price and payment terms on very large volume purchases, which in part allows the Company to maintain its low price strategy. The Company has benefited from its membership in Nationwide Television and Appliance Association, Inc. ("Nationwide"), a national buying group that currently consists of approximately 300 retailers of home appliance and consumer electronic products located throughout the country, representing more than $4 billion in retail sales. Although it is a member of Nationwide, the Company makes its own purchasing decisions and is not required to purchase any particular products or quantity of products. In fiscal 1996, a majority of the Company's purchases were effected through Nationwide-sanctioned programs. Nationwide is also a forum for the exchange of ideas on new products, product lines and services as well as on management and administrative techniques and procedures, which has also directly benefited the Company. Although Nationwide is an important source of information and industry communication, management believes that the Company's independent buying power, which has strengthened in recent years through its regional expansion activities, is not dependent on its membership in this association.

      The Company purchases inventory with financing provided either through third party finance companies or through open lines of credit from vendors, the former of which is collateralized by the inventory purchased. During fiscal 1996, sales of goods purchased from the Company's largest supplier accounted for approximately 12.3% of merchandise sales. The Company typically does not maintain long-term purchase contracts with suppliers and operates principally on a purchase order basis.

      The Company's current sales, inventory, purchasing and other key information is tracked at the Company's corporate headquarters on its computerized point-of-sale system. This system provides management with information that facilitates merchandising, pricing, sales management and the management of warehouse and store inventories, and enables management to review and analyze the performance of each of the Company's stores and sales personnel on a daily basis. The Company's central purchasing department monitors current sales and inventory at the stores each day. The purchasing department also establishes the level of inventory required at each store and handles the replenishment of store inventory on a daily or weekly basis. The Company also conducts periodic cycle counts of selected inventory categories. Inventory turned over 4.0 times for fiscal 1996.

      Distribution. Substantially all inventory purchased by the Company is shipped directly to its distribution facilities in New Orleans and Shreveport, Louisiana and Bessemer, Alabama. Each store receives shipments of inventory from the closest distribution facility at least three times a week and based on demand, daily, thereby increasing availability to customers by enabling each store to maintain sufficient inventories of all products and to promptly replenish inventories of fast moving products. The Company believes its computerized distribution system allows it to support a broad selection of merchandise within the stores while minimizing store level inventory requirements. The Company also believes its distribution system provides for savings by consolidating receiving and handling functions and by enabling the Company to purchase in full truck loads from suppliers. The Company is also working with certain of its appliances vendors, most of whom are national in scope and have sophisticated inventory management systems, to allow such vendors to distribute inventory directly to the Company's stores, which should result in additional cost savings to the Company.

      The Company owns two distribution facilities in New Orleans, containing approximately 50,000 and 100,000 square feet of warehouse space, respectively. The Company leases its Shreveport distribution center, which contains approximately 50,000 square feet of warehouse space, and its Alabama distribution facility, with approximately 110,000 square feet of warehouse space.

Store Operations

      Sales Associates. The Company views itself as being in a service business and emphasizes to its sales personnel the need to provide personal attention to each customer. Although most of the merchandise carried by the Company is displayed in specialized fixtures or self-demonstrating audio and visual displays, the Company does not operate its stores in a self-service fashion and encourages its trained personnel to assist customers in selecting merchandise by demonstrating products and providing information desired by the customer with respect to price, features and other matters. Highly visible displays of many products at each Campo store promote sales by enabling sales personnel to demonstrate for customers the use of these products.

The Company believes that one of its distinguishing characteristics is the quality of the people serving its customers and has made a serious commitment to the training and development of its sales counselors to insure that customers consistently receive knowledgeable and courteous assistance. The Company has professional sales training personnel who provide extensive initial and ongoing training for its sales counselors through sales training meetings, product training sessions and sales training literature. The Company produces all of its product training and sales training materials and courses. At the commencement of employment, each sales counselor must study the appropriate product training manuals and pass a test to certify his or her knowledge in each product category. In addition, each sales counselor must complete an intensive two-week training program that utilizes a standardized video tape and workbook system, which ensures the consistency of the training of all Campo sales associates. The sale associate's progress is monitored by the store manager and each sales associate is further assisted by a "mentor," who is a more experienced sales associate, during the two-week training period. The Company encourages its sales counselors to learn about and sell all of the products carried in its stores but will only allow them to sell products for which they have been properly trained. The Company provides continuing education with multi-media computer presentations, at-home study materials, weekly sales and product training meetings conducted by store management personnel and a monthly live satelite broadcast to all stores by the corporate trainers.

     Management. The Company has developed its own materials and courses for management training and development. Campo has a system to identify sales counselors with management potential, assess the strengths and developmental needs of each individual and tailor a development plan to expedite his or her growth within the organization. All new Managers are required to complete a one month initial training program. The Company also conducts periodic store management workshops and monthly sales managers meetings to continue the growth and development of its sales management teams. The Company has designated its flagship Campo Concept store in New Orleans as its management training center, which is managed by a Campo District Manager. The training center also works with store and district managers to develop on-going training programs for their sales associates and "management succession plans" for each store and district.

The Company's operations are currently divided into five districts to maximize management and distribution efficiencies. Each district is managed by a District Manager. The North Louisiana district consists of six stores in five markets with its regional office and distribution center located in Shreveport, Louisiana. The South Louisiana and Central districts are based in New Orleans and currently consist of seven stores in four markets, and five stores in three markets, respectively. The Alabama district consists of five stores in five markets and the Coastal district consists of seven stores in six markets. In addition, the New Orleans flagship store, which also serves as the Company's management training facility, is designated as its own Campo "University" district and is managed by a sixth District Manager. The district management teams report to the Company's Director of Stores. The Company's six district managers and the Director of Stores each have an average of 12 years of retail management experience. The Company believes that bi-monthly visits by its district management teams are essential to maintain superior customer service.

The management structure of each store consists of a full-time store manager and an assistant store manager. Each store manager's compensation consists of a salary and bonus based on the store's sales volume and profitability. Certain stores also have an operations manager who is responsible for non-
selling store operations such as the warehouse and customer services operations. Each operations manager's compensation consists of a salary, a bonus based on inventory control and payroll expense control, and a commission on personal sales. Assistant managers earn a salary, bonus and a commission on personal sales. All of the Company's sales counselors are paid on a commission basis. Additionally, the Company motivates its sales counselors with recognition awards and sales contests and by providing opportunities for advancement within the Company. The store management structure has recently been reorganized to transfer to the assistant managers the responsibilities of the operations managers and to add a customer service supervisor, responsible for financing, cellular telephone and paging paperwork and related "non-selling" tasks, and a warehouse supervisor, in charge of all receiving and delivery functions and inventory cycle counts. The Company's store management structure is designed to maximize each store manager's presence on the sales floor and thus his or her personal involvement in sales and customer service.


      Customer Services. The Company supports its merchandise sales by providing a number of important customer services including guaranteed next-day, and same day and timed delivery, home and car installation, extended warranty contracts and a thirty-day, no questions asked, return policy on most products. The Company also offers in select markets free computer training classes to purchasers of its computer products.

      The Company's "Next-Day Express Metro Delivery" service guarantees that a major purchase will be delivered to the customer by the day after purchase or the Company will refund the purchase price to the customer. In rare instances, the Company has been required to refund to customers the purchase price of an item because of the Company's inability to deliver the item by the day after purchase. The Company has recently begun offering same day and timed delivery of appliances. The same day service is available on purchases made before 3 p.m. and the timed delivery service offers customers a narrower delivery time window that includes evening delivery hours. The Company believes its delivery service has contributed to the Company's significant sales growth in the appliance category, indicating that this service provides a competitive advantage and is highly desired by customers. Many of the Company's competitors do not offer even next-day delivery of major appliances. The delivery service is provided by both in-house delivery services and independent contractors approved by the Company, which provides a cost-savings to the Company.

      The Company uses factory authorized service centers for all repair services. At the time of purchase each customer may elect to purchase an extended warranty contract which provides warranty coverage beyond the duration of the manufacturer's warranty. Generally these contracts provide one to five years of extended warranty coverage, which promotes post-sale customer satisfaction and a longer-term relationship with the Company. The Company's consumer relations department handles all problems and questions regarding service and extended warranty contracts. These contracts are administered for the Company by Federal Warranty Service Corporation ("Federal"), an unaffiliated third party, which performs the repair services required by the contracts through factory authorized service centers. Federal is required by its agreement with the Company to maintain insurance to protect the Company in the event that Federal fails to fulfill its obligations under the extended warranty contracts. The Company sells the extended warranty contracts to Federal on a non-recourse basis.

      Controls. The Company attains store operating efficiencies through comprehensive merchandise, personnel and information controls. The Company closely monitors the performance of its sales personnel as well as the sales results and operations at each of its stores through its management information system. Changes in store operating procedures and pricing policies are established by management at the Company's headquarters and are disseminated to each store through daily facsimile transmissions, weekly conference calls and monthly manager meetings.

Information Systems

      The Company utilizes computer technology to support its point-of-sale, retail management, and financial software applications. These software applications are maintained primarily by the Company's in-house information systems department. The Company is committed to staying abreast of rapidly changing telecommunication and systems technologies, and has provided on-going training for its information systems personnel to ensure that all system recommendations are based on sound technical knowledge. The hardware platform, an IBM AS/400 model F90, has been upgraded as needed to accommodate the Company's recent aggressive growth. All stores and distribution centers
are  equipped   with  computer  terminals  and   printers   which  communicate
interactively   to  the   host  AS/400   system  at  the  Company's  corporate
headquarters. The hardware, telecommunications network, and interactive software allow the Company to have "real-time" sales and inventory information.

      The activity of all stores and distribution centers may be viewed by management via on-line inquiry at any time. This allows for decisions to be based on current, real-time information and provides immediate feedback on sales activity associated with special promotions and events. Trend, gross margin, and sales analysis reports are produced each morning from the previous day's business.

      The Company's need for real-time inventory and distribution information is driven by a variety of reasons, the most significant being efficient management of inventory. The auto-replenishment feature of the system is utilized to replenish store stock rapidly from the Company's distribution centers. Additionally, this real-time inventory information enables the Company to meet its guaranteed next-day delivery policy and to facilitate its new same day and timed delivery services.

      The Company has recently purchased a new Hewlett-Packard hardware system utilizing Oracle software that will integrate all store processes into one system, allow for user-driven reporting based on individual needs for information, and upgrade the terminals at each store and warehouse to a "smart" terminal, including e-mail communication and internet access. This systems upgrade, which is expected to be completed during the third quarter of fiscal 1997, will increase the amount and quality of information available at the store level, including on-line sales assistance, with a direct link to the Company's third party warranty and financing providers, on-line help with regard to Company policies and procedures, delivery and inventory information and reporting functions capable of allowing a store manager to track performance goals such as sales goal performances, profit margins and commission levels. The system will also improve the Company's inventory management and financial reporting functions.

Competition

      The Company's business is highly competitive in all product categories. In general, the Company's competitors include other specialty stores, independent consumer electronics and appliance stores, department stores, warehouse clubs, mass merchandisers, discount stores and catalogue showrooms, many of which are national in scope and have significantly greater resources than the Company. The Company believes that it competes in its current markets most directly with Sears, Walmart and Sams (in all markets), Wards (all markets except New Orleans) and Circuit City in approximately 50% of its markets. The Company competes with these companies by aggressively advertising and emphasizing its product selection, guaranteed low prices and superior customer service.

      The Company believes it is positioned in its current market areas to compete effectively with national and other regional companies. However, there can be no assurance that the Company will not face additional competition in its current or future markets from new or existing competitors.

Employees

      As of August 31, 1996, the Company employed approximately 1,159 persons, 953 of whom were full-time employees and 206 of whom were part-time. The Company is not a party to any collective bargaining agreement and is not aware of any efforts to unionize its employees. The Company considers its relations with its employees to be good.

Trade Names and Service Marks

      The Company holds various federal trade names and service mark registrations including rights to the name "Campo." The Company believes that this trade name has acquired substantial goodwill and reputation and broad consumer recognition as a trade name of the Company within its market areas and that its continued use is important to the development of its business. The Company is not aware of any adverse claims or infringements concerning any of its trade names or service marks.


                                   PART II

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA
         (In thousands, except per share amounts and operating data)

    The following statement of operations and balance sheet data for fiscal 1992 through fiscal 1996 are derived from the Company's audited financial statements, which were audited by Coopers & Lybrand L.L.P., independent certified public accountants. The data set forth below should be read in conjunction with the financial statements of the Company and the notes thereto included under Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included under
Item 7 of this Form 10-K.

                                                                   Years Ended August 31,
                                                                   ----------------------
Statement of Operations Data:<F1>                    1996       1995       1994       1993       1992
                                                     ----       ----       ----       ----       ----
   Net sales                                       $294,967   $294,620   $194,621   $101,954    $74,778
   Cost of sales                                    232,183    232,843    147,813     76,821     55,648
          Gross profit                               62,784     61,777     46,808     25,133     19,130
   Selling, general and administrative expenses      62,189     61,972     40,367     21,555     16,886
   Professional services<F2>                            879      -----      -----      -----      -----
   Severance costs<F2>                                  340      -----      -----      -----      -----
   Merger costs                                       -----        303      -----      -----      -----
                                                   ________   ________   ________   ________    _______
          Operating income (loss)                      (624)      (498)     6,441      3,578      2,244
   Other income (expense):
          Interest expense                           (2,100)    (1,399)      (299)      (556)      (605)
          Interest income                               137         95        125        179         97
          Other, net                                    445        503        409        255         75
                                                   ________   ________   ________   ________    _______
                                                     (1,518)      (801)       235       (122)      (433)
                                                   ________   ________   ________   ________    _______
   Income (loss)before income tax and
    cumulative effect of change in
    accounting principle                             (2,142)    (1,299)     6,676      3,456      1,811
   Income tax expense (benefit)<F3>                    (754)      (256)     2,519        815      -----
                                                   ________   ________   ________   ________    _______
   Income (loss) before cumulative
    effect of change in accounting
    principle                                        (1,388)    (1,043)     4,157      2,641      1,811
   Cumulative  effect  of  change  in
    accounting principle                              -----     (1,892)     -----      -----      -----
                                                   ________   ________   ________   ________    _______
   Net income (loss)                               $ (1,388)  $ (2,935)  $  4,157   $  2,641    $ 1,811
                                                   ========   ========   ========   ========    =======
Pro Forma Statement of Operations Data:
   Net income (loss) as reported                   $ (1,388)  $ (2,935)  $  4,157   $  2,641    $ 1,811
   Charge  in  lieu  of  federal  and
    state income tax<F4>                              -----      -----      -----        407        688
   Retroactive  application  of  the
    straight-line method                              -----      -----        422        357        351
   Cumulative  effect  of  change  in
    accounting principle                              -----     (1,892)     -----      -----      -----
                                                   ________   ________   ________   ________    _______
   Reported pro forma net income<F5>               $ (1,388)  $ (1,043)  $  3,735   $  1,877    $   772
Per Share Data:                                    ========   ========   ========   ========    =======
   Net income (loss) before cumulative
    effect of change in accounting
    principle                                      $  (0.25)  $  (0.19)  $   0.91   $   0.80      -----
   Cumulative effect of change in
    accounting principle                              -----      (0.34)     -----      -----      -----
                                                   ________   ________   ________   ________    _______
   Net income (loss)                               $  (0.25)  $  (0.53)  $   0.91   $   0.80      -----
                                                   ========   ========   ========   ========    =======
   Pro forma net income (loss)                     $  -----   $  (0.19)  $   0.81   $   0.57    $  0.31
                                                   ========   ========   ========   ========    =======
   Weighted average number of common
    shares outstanding                            5,566,906  5,565,942  4,590,391  3,306,069  2,500,001
Selected Operating Data:                          =========  =========  =========  =========  =========
   Store data <F6>
           Stores open at beginning of period            31         21         22         12         14
           Stores opened or acquired                      0         14          6         13          3
           Stores closed or replaced                      0         (4)        (7)        (3)        (5)
                                                   ________  _________  _________   ________   ________
           Stores open at end of period                  31         31         21         22         12

   Average sales for stores open for
    entire year period<F7>                         $  9,334  $  10,419  $   9,001   $  7,892   $  5,849
   Percentage  change  in  comparable
    sales<F7>                                         (13.6%)      5.1%      28.5%      18.4%      18.2%
   Approximate total square feet of
    store selling space at period end               491,000    491,000    252,474    245,184    126,614
   Sales per weighted average selling
    square foot<F7>                                $    590  $     740  $     739   $    658   $    574

                                                                   Years Ended August 31,
                                                     1996         1995       1994       1993      1992
Balance Sheet Data:
     Working capital                               $ 15,824  $  18,535  $  12,594   $  8,478   $  1,880
     Total assets                                  $119,034  $ 135,710  $  97,122   $ 71,396   $ 25,344
     Long-term  debt, less current portion         $ 18,191  $  20,257  $     982   $  3,792   $  5,564
     Shareholders' equity (deficit)                $ 34,129  $  35,505  $  38,437   $ 17,775   $   (419)
     Dividends paid<F8>                               -----      -----      -----   $  1,247   $    308

__________

<F1>          Prior  to  February 1993, the Company operated as a corporation taxable as
      an S Corporation under the  Internal Revenue  Code.   The  Company terminated its
      S Corporation status immediately prior to the effective date of its February 1993 initial public  offering.  Net income per common share prior to the S Corporation rescission is not included  because  management believes  such information is not relevant in light of the Company's termination of its S Corporation status.

<F2>         During fiscal  1996,  the  Company hired a consulting firm to evaluate and
       refine  its storeline  operations.   The  costs associated with these consulting
       services  of  $879,000 were expensed  during  fiscal 1996.  Also,  in July 1996, two  of  the Company's  executives resigned  from the  Company  to pursue  other
       opportunities.   The  severance  packages associated with  these resignations of
       $340,000 were expensed in July 1996.  The impacts of these costs (net of tax) on net income per  share of the  Company  for the fiscal year ended August 31, 1996 were decreases of $0.10 and $0.04 per share, respectively.

<F3>         Because the  Company  previously  operated as an S Corporation, net income
       (loss) prior to 1993 does not reflect a provision  (benefit)  for federal income taxes.

<F4>         Reflects  the income taxes, at the applicable statutory rates,  for  which provision would have  been  made if the Company had been a C Corporation for all periods presented.

<F5>         Pro forma net income per  common share for fiscal 1993 after giving effect to the acquisition of Shreveport  Refrigeration,  Inc.  and  retirement  of  the promissory  note  due  the former majority shareholder was $2,816,863 and $0.79, respectively.

<F6>         The Company closed 14 stores and opened 24 new Campo Concept stores during
       fiscal 1993, 1994 and 1995.   Also  reflects  the  purchase of nine locations of
       Shreveport Refrigeration, Inc. in July 1993 and the  September  1993  closing of one of these locations.  Includes the March 1993 opening of a temporary  site in
       Baton  Rouge,  Louisiana  while awaiting the completion of a Campo Concept store opened in October 1993.

<F7>         Includes comparisons  of  new  Campo Concept stores to previously existing
       Company stores replaced by such Campo  Concept stores.  The Company's comparable store sales calculations include the effects  of  certain  non-retail  sales  to commercial  buyers and beginning in 1993, include net sales of extended warranty plans.  If non-retail  sales  were excluded, the percentage change in comparable store  sales  for  fiscal  1994 and  1993  would  have  been  22.1%  and  16.8%, respectively.  Management believes  that  prior to fiscal 1993, non-retail sales did not have a significant impact on comparable  store  sales  increases.  Sales from the Company's three Sound Trek locations that were closed in September 1993 and  January  1994  have been excluded from the computation of comparable  store sales beginning in the  quarter  in  which  they were closed.  See "Management's
       Discussion  and Analysis of Financial Condition  and  Results  of  Operations  -
       Comparable Store Sales" for a more complete discussion of comparable store sales and its method of calculation.  Beginning in fiscal 1995, comparable store sales were calculated  using  same  store  format  and  retail  sales  only  and begin comparisons in the store's fifteenth month of operation.

<F8>         Reflects  payments made to shareholders for payment of income taxes  prior to recission of Subchapter  S election in conjunction with the Company's initial public offering.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read in conjunction with the "Selected Financial and Operating Data" and the notes thereto and the financial statements and notes thereto of the Company appearing elsewhere herein.

Fiscal 1996 Overview

      Although net sales during fiscal 1996 showed a slight increase over fiscal 1995 levels, the Company experienced comparable store sales declines of 13.6% during fiscal 1996 as compared to fiscal 1995, continuing a trend that began in the third quarter of fiscal 1995. The decline in comparable store sales reflects the combined impact of the general weakness in the retail consumer electronics industry, increased competition in many of the Company's principal markets, a slowdown in the development of new products in consumer electronic categories and reduced spending levels of consumers for non-essential goods due to record high debt levels. The small increase in net sales realized in 1996 as compared to 1995 was primarily due to the annualization of sales from the 14 stores opened during fiscal 1995 and the accelerated recognition of extended warranty contracts revenue discussed below.

      The relatively soft level of consumer demand within the consumer electronics and appliance industry has created a highly competitive and promotional climate, which, in turn, has inhibited the Company's ability to improve its gross profit margins. Although gross profit for fiscal 1996 improved slightly as a percentage of net sales, this improvement was primarily due to the impact of a full year's effect of the accelerated recognition of extended warranty contracts revenues due to the Company's sale of all extended warranty contracts sold by it to customers after July 31, 1995 to an unaffiliated third party. In addition to the soft level of consumer demand, another factor impeding the Company's ability to improve its margins in fiscal 1996 was a change in vendor incentives, with vendors generally offering lower levels of rebates, although much of the decline was offset by lower inventory prices as vendors offered alternative incentives enabling the Company to acquire inventory at a lower cost.

      Campo did not open any new stores in fiscal 1996, as it sought to absorb the impact of the recent expansion and strengthen its infrastructure in this difficult retail environment, and there are no store openings planned for fiscal 1997. As discussed in "Business," in fiscal 1996 the Company did initiate several measures designed to restore profitability, including measures to improve customer service, streamline store sales processes, reduce administrative overhead and other costs and improve efficiencies. Because these measures were implemented during the fourth quarter of fiscal 1996, they did not have a material impact on that fiscal year's results; however, management is satisfied that these measures will have a positive impact on the Company's future performance. During fiscal 1997, the Company expects to implement additional measures to upgrade and improve its operational systems, maximize operational efficiencies at the existing Campo Concept stores, strengthen existing local market shares through aggressive marketing, and improve overall retail execution. At August 31, 1996, the Company operated 31 stores in 21 markets in Louisiana, Mississippi, Alabama, Tennessee, Florida and Northeast Texas. See "Liquidity."

      In addition to focusing on opportunities to improve gross margin, Campo has implemented a number of changes to reduce its variable expense structure in line with declining sales revenues. The Company has examined closely its operations at all levels to identify opportunities for expense reduction or revenue growth. The Company has streamlined its corporate structure in light of current business conditions through staff reductions in administrative positions, and has centralized its non-inventory purchasing functions, thus enabling the Company to increase savings by volume purchases. Campo has reduced telecommunication costs by renegotiating existing service agreements. In order to compensate for increasing paper costs, the Company has reduced the number of pages and frequency of its advertising tabloids. Campo has outsourced functions that can be handled by a third party more efficiently, such as facilities management and extended warranty claims administration. Campo is also evaluating opportunities to improve efficiencies within its distribution operations through system enhancements and process reengineering which are expected to improve inventory accuracy, enable the Company to reduce inventory levels and eliminate redundant handling and transportation.

Fiscal 1995 Accounting Change

      Following completion of a comprehensive review of its accounting for recognition of revenue and related expense on its extended warranty contracts, and after discussion with its independent accountants, during the third quarter of fiscal 1995, the Company changed its method of recognizing revenue and related direct expense with respect to its extended warranty contracts from a historical expenses incurred method to a straight-line method.

      The method of application of the Company's prior accounting policy accelerated recognition of income which was not material and the effect of which has been included in the effect of the change in accounting. The one-time charge of $1.9 million (after reduction for income taxes), recorded as the cumulative effect of the change in accounting principle, reflects the difference between the total amount of revenues recognized (less all direct expenses recognized and such excess of other expenses) in prior fiscal years under the prior method as it was actually applied and the amount of revenues less direct expenses that would have been recognized in prior fiscal years using the straight-line method. Previously reported quarterly 1995 financial statements have been restated to reduce certain reported warranty revenues and expenses to reflect the September 1, 1994 effectiveness of the accounting change. For further information, see Notes 1 and 2 to the financial statements.

      The cumulative effect of the accounting change was to defer previously recognized net revenues on existing contracts and recognize the remaining deferred balance over the remaining terms of the respective contracts on a straight-line basis. The change to the straight-line method will generally result in lower revenue recognition during the early years of a contract than did the prior accelerated method. For further discussions on future impact of the accounting change, see "Sale of Extended Warranty Service Contracts".

Sale of Extended Warranty Service Contracts

      Effective August 1, 1995, the Company agreed to sell to an unaffiliated third party all extended warranty service contracts sold by the Company subsequent to July 31, 1995. The Company records the sale of these contracts, net of any related sales commissions and the fees paid to the third party, as a component of net sales. Although the Company sells these contracts at a discount, the amount of the discount approximates the cost the Company would incur to service these contracts, while transferring full obligation for future services to a third party .


Results of Operations

      The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                 Fiscal years ended August 31,
                                                 -----------------------------
                                                 1996        1995        1994
                                                 ----        ----        ----
Net sales                                        100.0%      100.0%      100.0%
Cost of sales                                     78.7        79.0        76.0
Gross profit                                      21.3        21.0        24.0
Selling, general and administrative expenses      21.1        21.1        20.7
Professional services                              0.3        ----        ----
Severance costs                                    0.1        ----        ----
Merger costs                                      ----        0.1         ----
                                                 _____       _____        ____
Operating income (loss)                          (0.2)       (0.2)         3.3
Other income (expense)                           (0.5)       (0.3)         0.1
                                                 _____       _____        ____
Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle                           (0.7)       (0.5)         3.4
Income tax expense (benefit)                     (0.2)       (0.1)         1.3
                                                 _____       _____        ____
Income (loss) before cumulative effect
  of change in accounting principle              (0.5)       (0.4)         2.1
Cumulative  effect of change in
accounting principle                              ----       (0.6)        ----
                                                 _____       _____        ____
Net income (loss)                                (0.5)       (1.0)         2.1
Pro forma adjustments:
   Retroactive application of the
    straight-line method                          ----       ----          0.2
   Cumulative effect of change in
                                                 _____       _____        ____
Reported pro forma net income (loss)             (0.5)%      (0.4)%        1.9%
                                                 =====      ======        ====

Comparison of Fiscal Years Ended August 31, 1996, 1995, and 1994

Net Sales

      Net sales were $295.0 million, $294.6 million and $194.6 million for the fiscal years ended August 31, 1996, 1995 and 1994, respectively, representing increases of 0.1% and 51.4% in fiscal 1996 and 1995, respectively. In a period of declining comparable store sales, net sales increased slightly in fiscal 1996 primarily due to the annualization of sales from the 14 stores opened during fiscal 1995 and the impact of a full year's effect of the accelerated recognition of extended warranty contracts revenue discussed below. Net sales increased in 1995 primarily because of the addition of 14 new Campo Concept stores, nine of which represented expansions into new markets. Other factors contributing to the increase in 1995 included the growth of the Company's private label credit card and guaranteed next-day delivery programs and increased sales of computers and home-office products.

      Comparable store sales decreased by 13.6% in fiscal 1996, compared to increases of 5.1% and 28.5% in fiscal 1995 and 1994, respectively. The decrease in comparable store sales and reduction in increases from 1994 to 1995 were primarily due to increased competition in those existing markets containing the Company's comparable retail stores and poor economic conditions affecting the retail industry in general. Another factor contributing to the decline in comparable store sales is the comparison of sales of new stores opened just over a year to strong sales activity in the period following the grand opening of such stores, which benefited from sales momentum created by grand opening promotions. Beginning in fiscal 1995, the Company changed its method of calculating its comparable store sales to use same store format and retail sales only and to begin comparisons in the store's fifteenth month of operations. If the new calculation had been used in fiscal 1994, comparable store sales would have increased by 22.4% over comparable store sales in fiscal 1993.

      Extended warranty revenue recognized under the straight-line method (applicable to those extended warranty contracts sold prior to August 1, 1995) was $8.4 million, $10.1 million and $9.3 million for the years ended August 31, 1996, 1995 and 1994, respectively. Extended warranty expenses for these same periods were $5.3 million, $5.0 million and $3.2 million, respectively, before any allocation of other selling, general and administrative expenses. Since August 1, 1995, the Company has sold to an unaffiliated third party all extended warranty service contracts sold by the Company to customers on and after such date. The Company records the sale of these contracts, net of any related sales commissions and the fees paid to the third party, as a component of net sales and immediately recognizes revenue upon the sale of such contracts. Although the Company sells these contracts at a discount, the amount of the discount approximates the cost the Company would incur to service these contracts, while transferring the full obligation for future services to a third party. Net revenue from extended warranty contracts sold to the third party for the entire 1996 fiscal year and the one month of fiscal 1995 that such contracts have been sold was $9.4 million and $927,000, respectively. For further discussions on extended warranty revenue, see "Fiscal 1995 Accounting Change" and "Sale of Extended Warranty Service Contracts".

Gross Profit

      Gross profit for fiscal 1996 was $62.8 million, or 21.3% of net sales as compared to $61.8 million, or 21.0% of net sales, for fiscal 1995, and $46.8 million, or 24.0% of net sales, for fiscal 1994. The slight percentage increase in 1996 is primarily due to the net margin contribution of the Company's accelerated recognition of revenues from sales of its extended warranty contracts to an unaffiliated third party, which was partially offset by the negative impact of increased competition and soft demand affecting the retail industry generally. The percentage decrease in fiscal 1995 was primarily driven by a combination of the Company's change in accounting, soft demand affecting the retail industry generally, increased competition (both in number of competitors and corresponding increased price competition), and the effects of price promotions of the Company principally related to the 14 new store grand openings during the fiscal year. In addition, the Company experienced a shift in product sales to the personal computer and home office categories, which are lower margin items. The Company also experienced a change by vendors in the type of incentive programs offered which, combined with a decrease in the Company's inventory purchases from vendors with substantial incentive programs, resulted in a reduction in the Company's rate of vendor rebates, although for fiscal 1996 much of this decline was offset by lower inventory prices as vendors offered alternative incentives enabling the Company to acquire inventory at a lower cost.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for fiscal 1996 were $62.2 million (before the consulting and severance costs discussed below) or 21.1% of net sales as compared to $62.0 million, or 21.1% of net sales for fiscal 1995 and $40.4 million, or 20.7% of net sales, for fiscal 1994. Fiscal 1996 selling, general and administrative expenses as a percentage of sales remained consistent with fiscal 1995 primarily due to an increase in promotional and other fees derived from the Company's private label credit card program which was offset by the effects of additional fixed costs related to the Company's expansion in fiscal 1995 and soft retail sales on fixed cost ratios and increased advertising costs primarily due to higher paper costs. In fiscal 1995 and 1994, the Company benefited from certain increased efficiencies resulting from the Company's expansion, as net sales grew at a faster pace than related payroll and other expenses. However, in 1995 these benefits were offset by additional preopening costs and advertising expenses related to promotional efforts in new markets as well as direct marketing efforts associated with the 14 grand openings during fiscal 1995.

      During fiscal 1996, the Company hired a consulting firm to evaluate and refine its store line operations. Together, the Company's management and the consulting firm established and implemented the "Superior Customer Service" strategy, which focuses on improving customer service and reducing costs by streamlining store operational procedures. The cost associated with these consulting services of $879,000 were expensed during fiscal 1996. Also, in July 1996, two of the Company's executives resigned from the Company to pursue other opportunities. The severance packages associated with these resignations of $340,000 were expensed in July 1996. The impacts of these costs (net of tax) on net income per share of the Company for the year ended August 31, 1996 were decreases of $0.10 and $0.04 per share, respectively.

Other Income (Expense)

      Interest expense increased by approximately $700,000 and $1.1 million in fiscal years 1996 and 1995, respectively. The increase in fiscal 1996 was primarily due to the Company using fixed and short-term borrowing arrangements to restructure the debt incurred to fund the Company's expansion in fiscal 1995. The increase in fiscal 1995 was primarily due to the Company using short-term borrowing arrangements to provide working capital and funds for the significant expansion achieved in 1995.

Income Taxes

      The Company's effective income tax rate was 35.2%, 19.7%, and 37.8% for the fiscal years ended August 31, 1996, 1995 and 1994, respectively. The effective rate of the income tax benefit for fiscal 1995 was negatively impacted by an adjustment to the cost basis of property and equipment.

Net Income

      During fiscal 1995, the Company changed to a straight-line method of recognizing extended warranty revenue. The impact of this change was recorded through a pro forma adjustment in fiscal 1994 and assumes application of the straight-line method of accounting retroactive to September 1, 1992. The amount shown in 1995 as "cumulative effect of change in accounting principle" reflects the retroactive effect of applying the change on prior years (after reduction for income taxes).

      Net loss for fiscal years ending August 31, 1996 and 1995, before certain non-recurring charges that are described below, were approximately $632,000 and $850,000, respectively. Net loss for each of these periods, after the charges, were $1.4 million and $2.9 million, respectively. The net earnings improvement in 1996 was primarily due to the slight improvement in gross profit margin due to the accelerated recognition of extended warranty contract revenues partially offset by increased interest expense. During fiscal 1996, the Company recorded certain non-recurring charges related to consulting fees associated with reengineering store-line operations and severance costs, which aggregated approximately $756,000 (after reduction for income taxes).

      Net loss for fiscal 1995, before certain non-recurring charges that are described below, was approximately $850,000, compared to reported pro forma net income of $3.7 million for fiscal 1994. Net loss for fiscal 1995, after the charges, was approximately $2.9 million. The decrease in net income for fiscal 1995 was largely due to increased competition and other factors that had a negative impact on gross profits. See "Fiscal 1996 Overview" and "Gross Profit." During fiscal 1995, the Company recorded certain non-recurring charges related to merger costs and the cumulative effect of the change in accounting principle, which aggregated approximately $2.1 million (after reduction for income taxes).

      Net loss per weighted average common share in fiscal 1996 and 1995, before the charges discussed above were $.11 and $.15, respectively; whereas pro forma net income per share was $.81 in fiscal 1994. Net loss per share in fiscal 1996 and 1995, after the charges, were $.25 and $.53, respectively. Along with the increased pressures on gross margin discussed above, the increase in weighted average shares outstanding from 4,590,391 in fiscal 1994 to 5,565,942 in fiscal 1995 to 5,566,906 in fiscal 1996 also negatively impacted year over year comparisons of net income (loss) per share.

Comparable Store Sales

      Comparable store sales decreased by 13.6% in fiscal 1996, compared to increases of 5.1% and 28.5% in fiscal 1995 and 1994, respectively. Except as noted below, the comparable store sales calculation is based on the change in sales of each store once it has been opened for 12 months. For fiscal 1994, included in the comparable store sales calculation are certain non-retail sales, which consist primarily of direct sales, generally in bulk, by the Company to commercial buyers from its headquarters. If non-retail sales were excluded, comparable store sales would have increased by 22.1%, for fiscal 1994. Beginning in fiscal 1995, comparable store sales are calculated using same store format and retail sales only and begin comparisons in a store's fifteenth month of operation. Included within the comparisons is data for new Campo Concept stores opened to consolidate or replace older stores. The total selling square footage of the nine replaced stores was approximately 80,000 square feet, while the total selling square footage of the six Campo Concept stores opened as replacements is approximately 76,104 square feet. In each case, the sales data from the newly-opened Campo Concept store is compared to total sales from the one or two stores replaced in its relevant market area from date of opening.

      The following table sets forth, for each of the four quarters of fiscal 1996, 1995 and 1994, the percentage change in comparable store sales.

                       1st     2nd     3rd     4th     Full
                     Quarter Quarter Quarter Quarter   Year
Fiscal 1996           (6.6%)  (12.8%) (10.1%) (20.6%) (13.6%)
Fiscal 1995           18.2%     9.0%  (10.7%)   6.9%    5.1%
Fiscal 1994           20.7%    42.7%   40.1%   16.5%   28.5%

      In general, comparable store sales can vary materially from quarter to quarter based on changes in merchandise mix and ongoing merchandising and operational improvements. In addition, comparable store sales are materially impacted by competition, economic downturns or cyclical variations in the consumer electronics and appliance industry.

Liquidity and Capital Resources

      Historically, the Company's primary sources of liquidity have been from cash from operations, revolving lines of credit, and from the Company's initial and secondary public offerings. Net cash provided by operating activities was $3.2 million in fiscal 1996, compared to $2.0 million used in operating activities in fiscal 1995 and $9.9 million provided in fiscal 1994. The increase in cash provided by operating activities in fiscal 1996 reflects the decreases in inventory and receivable levels and an increase in earnings as adjusted for non-cash charges. Total assets at August 31, 1996 were $119.0 million, a decrease of $16.7 million (12.3%) from August 31, 1995. The decrease in assets includes decreases of $4.8 million in receivables, $3.9 million in inventory, and $3.4 million in deferred income taxes.

      Long-term debt as of August 31, 1996 consisted of two term loans, one with three banks and the other with a financial institution. Under its original terms, the term loan with the banks accrued interest, payable quarterly, based on one of the following, at the option of the borrower: (i) the Prime Rate, (ii) LIBOR plus 2.40%, or (iii) the Commercial Paper Rate plus 2.50% with the balance of all outstanding principal due and payable at maturity on August 31, 1998. Outstanding amounts pursuant to this agreement are collateralized by the Company's real estate. Effective June 1, 1996, the loan agreement with the banks was amended to provide that the term loan and the line of credit discussed below bear interest at the Prime Rate. The outstanding principal balance and applicable interest rate on this term loan as of August 31, 1996 were $15.7 million and 8.25% (the Prime Rate), respectively.

      The principal balance of the other term loan, which was $4.2 million at August 31, 1996, accrues interest, payable monthly, at the average weekly yield of 30 Day Commercial paper plus 1.80% (7.19% at August 31, 1996) with the balance of all outstanding principal due and payable at maturity on August 30, 2002. Outstanding amounts pursuant to this agreement are collateralized by the furniture, fixtures and equipment of the Company at certain of its stores and warehouse leased facilities.

      As part of the loan agreement with the banks discussed above, as of August 31, 1996, the Company also has available to it a $10 million line of credit. This line of credit accrues interest at the same rate as that of the bank term loan; however,interest is payable monthly. As of August 31, 1996, the Company had no borrowings outstanding on the line of credit. During periods of peak purchasing, the Company uses this line of credit to finance purchases.

      Both of these loan facilities contain certain restrictive covenants which require the Company to maintain minimum tangible net worth, as well as maximum debt to tangible net worth and minimum fixed charge coverage ratios. The term loan with the banks also contains a provision which prohibits the Company from paying dividends on its common stock. As of August 31, 1996, the Company was not in compliance with certain of the covenants contained in the bank term loan and line of credit facility, but the Company has secured waivers of these covenants from the banks.

      On December 1, 1996, the term loan and line of credit facility with the banks was amended to (i) accelerate the maturity date on both facilities from August 31, 1998 to September 1, 1997, (ii) decrease the amount available under the line of credit to $5 million from January 1, 1997 through maturity, (iii) provide waivers of the Company's noncompliance with certain financial covenants for August 31, 1996 and the first quarter of fiscal 1997, suspend certain financial covenants through maturity and amend other financial covenants to be in line with the Company's fiscal 1997 budget and (iv) add certain inventory collateral to secure both facilities. The Company paid a small fee to secure the waivers and also agreed to an increase in the quarterly commitment fee payable on unfunded amounts under the line of credit facility. As a result of this amendment, it will be necessary for the Company to secure a replacement line of credit and term loan facility prior to the end of fiscal 1997.

      As discussed in "Business," the Company has recently engaged a financial consultant to assist management in conducting a comprehensive review of the Company's operations and recommending measures that could improve the Company's performance. The information to be obtained from this study is expected to help ensure that the Company will be in a position to obtain the timely necessary replacement of the line of credit and term loan facility. Management believes that it will be able to timely replace this facility on terms that, in the aggregate, would not be materially more onerous than those contained in the current facility and that the initiatives it implemented in fiscal 1996, the recently begun comprehensive study of its operations and the amendment to the credit facility should, given enough time to be fully implemented, enable the Company to reduce its operating costs and become more efficient and eventually improve its financial performance if the overall conditions of the industry stabilize. However, the performance of the Company's retail industry sector has been weak for a considerable period of time and any continued deterioration in retail industry conditions could materially impair the Company's ability to replace its bank credit facility at levels necessary to sustain the Company's current level of operations or at the current interest rates of such facilities. In addition, the possibility exists that fundamental changes to the Company's operations could be implemented following the receipt of the results of the current comprehensive study, and no assurance can be given that the measures that have already been implemented or any measures that may be implemented following the current study will be effective in improving the Company's performance.

      As of August 31, 1996, the Company also uses several "floor plan" finance companies to finance the majority of its inventory purchases. In addition, the Company finances some of its inventory purchases through open-account arrangements with various vendors. The Company has an aggregate borrowing limit with the floor plan finance companies of approximately $123 million with outstanding borrowings being collateralized with merchandise inventory and vendor receivables. Payment terms under these agreements range from 50 to 120 days. During the third quarter ended May 31, 1995, the Company negotiated new payment terms with two of the finance companies, making up the majority of the available borrowing limit, to allow the Company to make payments when the underlying merchandise is sold. The impact of the change is expected to more closely match cash requirements with associated merchandise transactions. As of August 31, 1996, the Company was not in compliance with certain of the financial covenants contained in one of its floor plan financing agreements, but the Company has secured waivers of these covenants from the finance company. On December 6, 1996, the Company agreed to reduce its aggregate borrowing limit under these arrangements to $105 million, which management believes is more in line with the Company's needs at this time.

      Long-term debt also consists of two notes payable to a former shareholder related to service contracts. The outstanding principal balance on these notes of $569,782 as of August 31, 1996 accrues interest, payable monthly, at 8.50% with the balance of all outstanding principal due and payable at maturity on August 31, 2001.

      Net cash used in financing activities was $2.0 million in fiscal 1996, compared to $21.5 million provided by financing activities in fiscal 1995 and $254,000 used in fiscal 1994. The primary use of cash in fiscal 1996 consisted of principal payments on the term loans. The primary source of cash during fiscal 1995 was derived from short-term borrowings, which were refinanced in August 1995 through term loans with three banks and a financial institution. The primary use of cash during fiscal 1994 was related to the repayment of debt associated with the credit card portfolio of a retail chain acquired by Campo during fiscal 1993, which was offset by the proceeds of the secondary offering.

      Capital expenditures of $949,000 were incurred in fiscal 1996 related to equipment purchases and leasehold improvements, and these expenditures were funded with cash on hand and cash provided by operating activities. The Company incurred capital expenditures of $19.4 million in fiscal 1995 primarily in connection with the opening of new Campo Concept stores, and these expenditures were funded with cash on hand as well as short-term borrowings. During fiscal 1994, the Company used $15.2 million for purchases of property and equipment relating to the opening of new Campo Concept stores, for building and improvements to a new warehouse and for upgrades to the Company's computer system. The expenditures in fiscal 1994 were funded with cash provided by operating activities and the proceeds of the Company's initial and secondary public offerings. There are no store openings planned for fiscal 1997.

      In addition to its available line of credit discussed above, the Company believes that its existing funds, its operating cash flows and its vendor and inventory financing arrangements are sufficient to satisfy its expected cash requirements in fiscal 1997 and, assuming a replacement for the bank term loan and line of credit facility is secured by the end of fiscal 1997, for the foreseeable future.

Seasonality

      Seasonality affects the Company's financial results as it does with most retail businesses. Net sales and gross margin on a quarterly basis are impacted by fluctuations in the level of consumer purchases, seasonal demand for certain product categories, timing of Company promotional programs and fluctuations in manufacturer's rebate programs. Net sales tend to be highest during the Company's second and fourth fiscal quarters. The second quarter, commencing December 1, is favorably impacted by the Christmas selling season and during the fourth quarter the Company benefits from the summer peak in sales of room air conditioners and other refrigeration products.

      The Company's unaudited quarterly operating results for each quarter of fiscal 1996 and 1995 were as follows:

Fiscal 1996
(In thousands, except per share amounts)
                                           First     Second    Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                           Ended     Ended     Ended     Ended
                                          Nov. 30,  Feb. 28,  May 31,   Aug. 31,
                                          --------  --------  -------   --------
Net sales                                 $78,955   $89,865   $60,189   $65,958
Gross profit                               17,877    18,298    12,919    13,690
Net income (loss)                             275       468    (1,402)     (729)
Per Share Data:
   Net income (loss)                         0.05      0.08     (0.25)    (0.13)

Fiscal 1995
(In thousands, except per share amounts)
                                           First     Second    Third     Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                           Ended     Ended     Ended     Ended
                                          Nov. 30,  Feb. 28,  May 31,   Aug. 31,
                                          --------  --------  -------   --------
Net sales                                 $61,602   $86,768   $64,283   $81,967
Gross profit                               14,979    17,269    14,951    14,578
Income  (loss)  before cumulative effect
  of change in accounting principle         1,407     1,031       (44)   (3,437)
Cumulative effect of change in
  accounting principle                     (1,892)     ----     -----      ----
Net income (loss)                            (485)    1,031       (44)   (3,437)
Per Share Data:
  Income (loss) before  cumulative
     effect of change in
     accounting principle                    0.25      0.19     (0.01)    (0.62)
  Cumulative  effect of change in
     accounting principle                   (0.34)     ----      ----      ----
  Net income (loss)                         (0.09)     0.19     (0.01)    (0.62)

      During the third quarter of 1995, the Company changed its method of recognizing revenue and related direct expense with respect to its extended warranty contracts from a historical expenses incurred method to a straight-line method. Also, the first and second quarters of 1995 have been restated so that all 1995 quarters reflect the change in accounting principle with the effect that net income for the quarters ended November 30, 1994 and February 28, 1995 was reduced by $135,886 and $167,920, respectively, or $0.03 per share for each quarter, see "Fiscal 1995 Accounting Change".

Impact of Inflation

      In management's opinion, inflation has not had a material impact on the Company's financial results for the past three years. Technological advances coupled with increased competition have caused prices on many of the Company's products to decline. Those products that have increased in price have in most cases done so in proportion to current inflation rates. Management does not anticipate that inflation will have a material impact on the Company's financial results in the future.

Impact of Accounting Standards

      For fiscal year ending August 31, 1997, the Company's financial statements will incorporate Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 123, "Accounting for Stock-Based Compensation". Management expects that the adoption of these statements will not have a significant impact on the results of operations or financial condition of the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                        INDEX TO FINANCIAL STATEMENTS


                                                                     Page
Campo Electronics, Appliances and Computers, Inc. -
  Financial Statements Report of Independent Accountants              27
  Balance Sheets as of August 31, 1996 and 1995                       27
  Statements of Operations for the Years Ended August
    31, 1996, 1995, and 1994                                          29
  Statements of Shareholders' Equity for the Years Ended
    August 31, 1996, 1995, and 1994                                   30
  Statements of Cash Flows for the Years Ended August 31,
    1996, 1995 and 1994                                               31
  Notes to Financial Statements                                       32



                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders
Campo Electronics, Appliances and Computers, Inc.

We have audited the accompanying balance sheets of Campo Electronics, Appliances and Computers, Inc. as of August 31, 1996 and 1995, and related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campo Electronics, Appliances and Computers, Inc. as of August 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for extended warranty contracts in 1995. As discussed in
Note 1 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1995 and No. 109, "Accounting for Income Taxes" in 1994.


/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
November 1, 1996, except for
Notes 4 and 5 for which the date is
December 6, 1996.


              CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.

                                BALANCE SHEETS

                           AUGUST 31, 1996 AND 1995

                   ASSETS                          1996            1995
Current assets:
  Cash and cash equivalents                   $  3,303,822    $  3,105,320
  Investments in marketable securities             129,788         218,738
  Receivables (net of an allowance of
    $2.9 million in 1996 and $3.8 million
    in 1995)                                    14,561,102      19,403,675
  Merchandise inventory                         56,387,842      60,258,407
  Deferred income taxes                          3,033,000       4,475,466
  Other                                            471,399       1,749,315
                                              ------------    ------------
     Total current assets                       77,886,953      89,210,921

Property and equipment, net                     36,376,959      39,667,520
Deferred income taxes                            1,234,000       3,145,734
Intangibles and other                            3,535,639       3,685,627
                                              ------------    ------------
                                              $119,033,551    $135,709,802
                                              ============    ============
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt           $  2,478,179    $  2,459,266
  Accounts payable                              47,793,786      54,303,767
  Accrued expenses                               7,169,218       7,219,505
  Deferred revenue                               4,621,294       6,693,674
                                              ------------    ------------
     Total current liabilities                  62,062,477      70,676,212
                                              ------------    ------------
Long-term debt, less current portion            18,191,371      20,257,360
Deferred revenue                                 4,650,296       9,271,590
                                                22,841,667      29,528,950
                                              ------------    ------------

Commitments and contingencies (Notes 5, 6 and 12)

Shareholders' equity:
Preferred stock, no par value, 500,000
   shares authorized, no shares
   issued or outstanding                             -----           -----
Common stock, $.10 par value, 20,000,000
   shares authorized, 5,566,906 issued
   and outstanding at August 31, 1996 and 1995     556,691         556,691
Paid-in capital                                 32,373,306      32,373,306
Retained earnings                                1,388,849       2,776,910
   Less:
              Unearned compensation                  -----         (67,500)
              Unrealized loss on marketable       (189,439)       (134,767)
                                              ------------    ------------
securities
   Total shareholders' equity                   34,129,407      35,504,640
                                              ------------    ------------
                                              $119,033,551    $135,709,802
                                              ============    ============



 The accompanying  notes are an integral part of these financial statements.


              CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.

                           STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED AUGUST 31, 1996, 1995 AND 1994

                                     1996          1995          1994

Net sales                        $294,967,168  $294,619,960  $194,620,506
Cost of sales                     232,182,625   232,842,703   147,812,529
                                 ------------  ------------  ------------
    Gross profit                   62,784,543    61,777,257    46,807,977

Selling, general and
 administrative expenses           62,188,708    61,972,378    40,366,497
Professional services                 879,368         -----         -----
Severance costs                       340,430         -----         -----
Merger costs                            -----       303,413         -----
                                  -----------   -----------   -----------
   Operating income (loss)           (623,963)     (498,534)    6,441,480

Other income (expense):
   Interest expense                (2,100,590)   (1,399,388)     (299,582)
   Interest income                    137,386        94,602       125,176
   Other, net                         445,106       504,075       409,202
                                  -----------   -----------   -----------
                                   (1,518,098)     (800,711)      234,796
                                  -----------   -----------   -----------
  Income(loss) before income
    taxes and cumulative effect
    of change in accounting
    principle                      (2,142,061)   (1,299,245)    6,676,276

Income tax expense (benefit)         (754,000)     (256,000)    2,519,581
                                  -----------   -----------   -----------
Net income (loss) before
  cumulative effect of change
  in accounting principle          (1,388,061)   (1,043,245)    4,156,695
Cumulative effect of change in
  accounting principle (Note 2)         -----    (1,891,948)        -----
                                  -----------   -----------   -----------
Net income (loss)                 $(1,388,061)  $(2,935,193)  $ 4,156,695
                                  ===========   ===========   ===========
Pro forma income data assuming
certain adjustments  (Note 10)
(unaudited):
Net income (loss)                       -----   $(1,043,245)  $ 3,734,830

Per share data:
  Net   income   (loss)  before
   cumulative effect  of change
   in accounting principle             ($0.25)       ($0.19)        $0.91

  Cumulative  effect of  change
   in accounting principle              -----       ($0.34)        -----
                                  -----------   ----------    ----------
  Net income (loss)                    ($0.25)      ($0.53)        $0.91
                                  ===========   ==========    ==========
  Pro forma net income (loss)           -----       ($0.19)        $0.81
                                  ===========   ==========    ==========
  Weighted  average  number  of
   common shares outstanding        5,566,906    5,565,942     4,590,391

   The accompanying notes are an integral part of the financial statements.

              CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED AUGUST 31, 1996, 1995 AND 1994


                                 Common Stock                                                         Total
                              Shares                Paid-in     Retained    Unearned               Shareholder's
                            Outstanding   Amount    Capital     Earnings  Compensation    Other        Equity
                            -----------   ------    -------     --------  ------------    -----        ------
Balance, September 1, 1993   4,065,006  $447,572  $21,572,368  $1,555,408  $(189,000)  $(5,611,144)   $17,775,204

Proceeds from secondary
  offering (including
  overallotment)             1,493,900   149,390   16,308,311       -----      -----        -----    16,457,701
Retirement of treasury
  stock                          -----   (41,071)  (5,570,073)      -----      -----    5,611,144         -----
Amortization of stock
   awards                        -----     -----        -----       -----     47,250        -----        47,250
Net income                       -----     -----        -----   4,156,695      -----        -----     4,156,695
                             ---------  --------   ----------   ---------  ---------   ----------   -----------
Balance, August 31, 1994     5,558,906   555,891   32,310,606   5,712,103   (141,750)           0    38,436,850

Stock options exercised          8,000       800       62,700       -----      -----        -----        63,500
Unrealized loss on
   marketable securities         -----     -----        -----       -----      -----     (134,767)     (134,767)
Amortization of stock
   awards                        -----     -----        -----       -----     74,250        -----        74,250
Net loss                         -----     -----        -----  (2,935,193)     -----        -----   (2,935,193)
                             ---------  --------  -----------   ---------  ---------   ----------   -----------
Balance, August 31, 1995     5,566,906   556,691   32,373,306   2,776,910    (67,500)    (134,767)   35,504,640

Unrealized loss on
   marketable securities         -----     -----        -----       -----      -----      (54,672)      (54,672)
Amortization of stock
   awards                        -----     -----        -----       -----     67,500        -----        67,500
Net loss                         -----     -----        -----  (1,388,061)     -----        -----    (1,388,061)
                             ---------  --------  -----------  ----------  ---------    ---------    ----------
Balance, August 31, 1996     5,566,906  $556,691  $32,373,306  $1,388,849  $      0    $ (189,439)  $34,129,407
                             =========  ========  ===========  ==========  =========   ==========   ===========

          The accompanying notes are an integral part of these financial statements.

                      CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.

                                   STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED AUGUST 31, 1996, 1995 AND 1994

                                         1996          1995          1994
Cash flow from operating activities:
   Net income (loss)                   $(1,388,061)  $(2,935,193)    $4,156,695
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization         5,454,334     5,393,961      1,809,008
   Cumulative effect of change in
     accounting principle                    -----     1,891,948          -----
   Deferred income taxes                 3,388,470    (2,490,244)      (865,730)
   Provision for uncollectable
     receivables                         2,294,000     2,140,000        508,000
   Stock awards                             67,500        74,250         47,250
   Gain on sale of assets                    -----        (7,507)         -----
   (Increase) decrease in assets:
      Receivables                        2,548,573    (9,331,613)     5,959,594
      Merchandise inventory              3,870,565   (11,082,489)   (22,225,377)
      Other current assets                 251,697    (2,692,175)        29,059
   Increase (decrease) in liabilities:
      Accounts payable                  (6,509,981)   12,479,915     16,353,191
      Accrued expenses                     (50,287)     (140,853)     2,211,452
      Deferred revenue                  (6,693,674)    4,675,018      1,931,682
                                       -----------   -----------   ------------
        Net cash provided by (used
          in) operating activities       3,233,136    (2,024,982)     9,914,824
                                       -----------   -----------   ------------
Cash flow from investing activities:
   Purchase of property and equipment     (948,695)  (19,389,098)   (15,174,526)
   Proceeds from sale of assets              -----        92,747          -----
   Sale of marketable securities             -----         -----      4,599,323
   Purchase of marketable securities         -----         -----       (422,505)
   Acquisition of SRI                        -----         -----       (467,125)
   Increase in other assets                (38,863)      (35,164)       (65,816)
                                       -----------   -----------   ------------
       Net cash used in investing
         activites                        (987,558)  (19,331,515)   (11,530,649)
                                       -----------   -----------   ------------

Cash flow from financing activities:
   Increase (decrease) in long-term
     debt                               (2,047,076)   21,454,163    (3,438,392)
   Borrowings under line of credit      65,300,000         -----    10,000,000
   Repayments under line of credit     (65,300,000)        -----   (23,273,033)
   Proceeds from secondary offering
     of securities                           -----         -----     16,457,701
   Proceeds from redemption of stock
     options                                 -----        63,500          -----
                                       -----------   -----------   ------------
       Net cash provided by (used
       in) financing activities         (2,047,076)   21,517,663       (253,724)
                                       -----------   -----------   ------------

Net increase(decrease) in cash and
  cash equivalents                         198,502       161,166     (1,869,549)
Cash and cash equivalents at
  beginning of period                    3,105,320     2,944,154      4,813,703
                                       -----------   -----------   ------------
Cash and cash equivalents at
  end of period                         $3,303,822    $3,105,320     $2,944,154
                                       -----------   -----------   ------------

Supplemental disclosures of cash
  flow information:
  Cash paid during the period for:
         Interest                       $1,767,496    $1,235,439     $  576,618
                                       ===========   ===========   ============
         Income Taxes                   $  118,240    $3,874,187     $2,811,490
                                       ===========   ===========   ============

Supplemental schedule of noncash
  investing and financing activities:
  Assets acquired under capital
     lease                              $    -----    $    -----     $  292,311
                                       ===========   ===========   ============
  Retirement of treasury stock          $    -----    $    -----     $5,611,144
                                       ===========   ===========   ============

  The accompanying notes are an integral part of these financial statements.


              CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.

                        NOTES TO FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies:

   a.  Organization

   The Company is a specialty retailer of name brand consumer electronics, major appliances, computers and home office products with 31 stores in Louisiana, Alabama, Mississippi, Northeast Texas, Florida and Tennessee as of
August 31, 1996.

   b.  Marketable Securities

   Marketable securities consist of common stock with a cost basis of $435,335 at August 31, 1996 and 1995. During fiscal year 1995, the Company adopted
Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has classified its investments in common stock available for sale in accordance with SFAS No. 115. As such, these investments are carried at fair value with net unrealized gains or losses reported net of tax, as a separate component of shareholders' equity. At August 31, 1996 and 1995, the Company had unrealized holding losses of $305,547 and $216,597, respectively.

   c.  Merchandise Inventory

   Merchandise inventory is stated at the lower of cost or market, whereby cost is determined using the average cost method.

   d.  Property and Equipment

   Property and equipment is stated at cost less accumulated  depreciation and
amortization.    Depreciation  and  amortization  are  calculated  using   the
straight-line method over the assets' estimated useful lives, which range from three to nineteen  years.  Property held under capital leases is stated at the lower of the present  value  of  the  minimum  lease  payments at the lease or market value and is amortized over the lease term or the estimated useful life of the asset, whichever is shorter.

   Expenditures  for maintenance, repairs and minor renewals  are  charged  to
operating  expenses   as   incurred.    Major  renewals  and  betterments  are
capitalized.  Upon sale or disposal of depreciable  assets,  the  related cost and  related  accumulated  depreciation  are  removed  from the accounts  with resulting gains or losses being reflected as other income (expense).

   e.  Intangibles

   Goodwill  arose  from the acquisition of Shreveport Refrigeration  Inc.  in
July 1993 and is being  amortized  over  a  35  year period on a straight-line
basis.   The  Company assesses goodwill on a periodic  basis  using  operating profits from the  Company's Northern region to measure whether or not goodwill
has been impaired.   Goodwill  at  August  31, 1996 and 1995 in the amounts of
$2,856,000 and $2,954,000, respectively (net  of  accumulated  amortization of
$274,000 and $177,000) is included in intangibles and other assets.

   f.  Preopening Expenses

   Preopening expenses of new retail stores are deferred and amortized on a straight-line basis over 12 months following the opening of each new retail store. Preopening expenses at August 31, 1996 and 1995 in the amounts of $175,000 and $1,074,000, respectively, are included in other current assets.

   g.  Deferred Revenues

   The  Company  sells extended warranty contracts which cover periods  beyond the warranty period  covered  by the manufacturers' warranties.  During fiscal year 1994, the Company recognized  contract  revenues  and  expenses  directly related  to  the  sale  of contracts over the lives of the contracts based  on
historical patterns of expenses  incurred.   During  fiscal  1995, the Company
changed its method of accounting for these revenues and expenses  to recognize extended warranty contract sales and the associated sales commissions over the
term   of   each   contract  on  a  straight-line  basis.   Expenses  such  as
administrative, advertising and repairs are charged to operations as incurred.
(See Note 2.)

   Effective August  1,  1995,  the  Company agreed to sell to an unaffiliated third  party  all extended warranty service  contracts  sold  by  the  Company
subsequent to July  31,  1995.   Revenue  is recognized from the sale of these
contracts at the time of sale, net of any related  sales  commissions and fees paid to the third party, as a component of net sales.

   h.  Income Taxes

   The  Company  accounts for income taxes in accordance with  SFAS  No.  109,
"Accounting for Income  Taxes".  SFAS No. 109 requires recognition of deferred tax liabilities and assets  for the expected future tax consequences of events that have been included in the financial statements or tax returns, as well as requiring the gross-up of assets  and  liabilities for the effects of deferred
taxes in connection with purchase business  combinations.   Under this method,
deferred  tax  assets  and liabilities are determined based on the  difference between the financial statement  and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company recognizes  deferred  tax assets if it is more likely than not that a benefit will be realized.  Previously,  the  Company  reported income taxes under Accounting Principles Board Opinion No. 11, "Accounting for
Income Taxes."  The adoption of SFAS No. 109 did not have a material effect on the Company's financial statements.

   i.  Earnings per Share

   Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

   j.  Statement of Cash Flows

   For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   k.  Revenue Recognition

   Revenue is recognized at the time the customer either  takes  possession of
the merchandise or such merchandise is delivered to the customer.   Net sales,
which  includes  warranty  revenue, consist of gross sales less discounts  and returns and allowances.

   l.  Advertising Costs

   Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying statement of operations. Net advertising expense was $13.6 million, $14.0 million and $9.2 million for the years ended August 31, 1996, 1995 and 1994, respectively. These costs relate to advertising the Company's name and promoting the products it sells in newspapers and on radio and television.

   m.  Risk and Uncertainties

   The   diversity  of  the  Company's  products,  customers,  suppliers,  and geographic operations significantly reduces the risk that a severe impact will occur in the  near  term  as  a  result  of  changes  in  its  customer base, competition, sources of supply or markets.

   Financial instruments which potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, consist primarily of cash and cash equivalents  and  accounts receivable.  The Company's cash equivalents consist principally of overnight  investments with financial institutions which exceed balances insured by the Federal  Deposit Insurance Corporation.  A significant portion  of the Company's vendor related  receivables  are  with  its  leading
manufacturers.   Although the Company does not currently foresee a credit risk associated with these  receivables,  repayment is dependent upon the financial stability of these manufacturers.

   The  preparation  of  financial statements  in  conformity  with  generally accepted accounting principles  requires  that  management  make estimates and assumptions that affect the reported amounts of assets and liabilities  at the date  of  the  financial  statements  and the reported amounts of revenues and
expenses during the reporting period.   Actual results could differ from these
estimates.

   n.  New Financial Accounting Standards

   For fiscal year ending August 31, 1997, the Company's financial statements will incorporate SFAS No. 121, "Accounting for the Impairment of Long-Lived
Assets and Long-Lived Assets to be Disposed of" and SFAS No. 123, "Accounting for Stock-Based Compensation". Management expects that the cumulative effect of adopting these statements will not have a significant impact on the results of operations or financial condition of the Company.

   o.  Fair Value of Financial Instruments

   Cash  and  cash  equivalents,  trade  accounts  receivable,  trade accounts payable  and  accrued  liabilities  are  financial  instruments for which  the carrying value approximates fair value because of the  short-term  maturity of these  instruments.  Investments in marketable securities are carried at their fair  market  value,  which  is  determined  using  quoted  market prices. The
Company's  long-term   debt  approximates  fair  value  due  to  the  variable
interest rates related to these instruments.

   p.  Reclassifications

   Certain amounts in prior years have been reclassified to conform to classifications adopted in fiscal 1996.

2.  Change in Accounting

   In the third quarter of fiscal 1995, the Company changed its method of recognizing extended warranty contract revenue and direct expenses, primarily commissions paid for the sale of the contracts, from recognizing such revenues and expenses over the life of the contracts based on historical patterns of expenses incurred to the straight-line method. The new method, adopted effective September 1, 1994, is the alternative prescribed by the Financial
Accounting Standards Board Technical Bulletin No 90-1, and is currently being used by the Company's major competitors. The change was made due primarily to continuing changes in the Company's product mix and warranty expense patterns that resulted in its prior method of amortizing extended warranty contract revenue not always reflecting current patterns at which warranty expenses were incurred. This change in accounting has no impact on the Company's cash flow, and expenses not directly associated with the acquisition of the extended warranty contracts, such as repair costs and administrative expenses, are expensed as they are incurred.

   The cumulative effect of change  in  accounting  principle in the amount of
$1,891,948  reflects  the  retroactive  effect of applying  the  straight-line method  to prior years after reduction for  income  taxes  in  the  amount  of
$1,159,581.   For  purposes  of  comparability,  the  impact  of the change in accounting principle was recorded through pro forma adjustments  for  the year ended  August  31,  1994.  The pro forma adjustments related to the change  in accounting principle assume application of the straight-line method of revenue recognition retroactive to September 1, 1992.  (See Note 10).

3.  Property and Equipment:

   Property and equipment less accumulated depreciation and amortization is as follows:
                                                          August 31,
                                                          ----------
                                                      1996          1995
                                                      ----          ----
    Land                                          $  7,646,594  $ 7,621,594
    Buildings (19 years)                            15,022,521   14,976,225
    Leasehold improvements (10 to 15 years)         11,793,602   11,669,524
    Furniture,  fixtures  and equipment
       (5 to 7 years)                               15,153,794   14,442,821
    Automobiles and trucks (3 to 5 years)              506,713      497,428
                                                  ------------  -----------
                                                    50,123,224   49,207,592
    Less accumulated depreciation and
       amortization                                 13,746,265    9,540,072
                                                  ------------  -----------
                                                  $ 36,376,959  $39,667,520
                                                  ============  ===========


   Depreciation  expense related to property and equipment for the years ended
August 31, 1996, 1995,  and  1994  was  $4.2  million,  $3.3  million and $1.6
million,  respectively.   Equipment  and vehicles with a cost of approximately
$798,000  was  held under capital lease  as  of  August  31,  1996  and  1995.
Accumulated  amortization   related   to   these   capital  lease  assets  was
approximately  $632,000  and  $521,000  as  of  August  31,   1996  and  1995,
respectively.

4.  Accounts Payable:

   Accounts payable include approximately $43.9 million and $48.7  million  as of  August 31, 1996 and 1995, respectively, under "floor plan" agreements with
finance  companies.   These  floor  plan  agreements  have aggregate borrowing
limits  of  approximately  $123  million  and terms of 50 to  120  days.   The
agreements provide no specific termination  date  and  are  cancellable at the option of either party.  Outstanding amounts pursuant to these  agreements are collateralized  by  merchandise  inventory  and  certain  receivables  of  the
Company.   These  arrangements  contain  certain  restrictive  covenants which require the Company to maintain certain tangible net worth, debt  and earnings
requirements.   As of August 31, 1996, the Company was not in compliance  with certain  of  the  financial  covenants  contained  in  one  of its  floor plan financing agreements, but the Company  has  secured waivers of these covenants from the finance company.  On  December 6, 1996, the Company  agreed to reduce its aggregate  borrowing limit under these arrangements to $105 million, which management believes is more in line with the Company's needs at this time.

5.  Debt:

Long-term obligations
   Long-term  obligations  as  of  August  31, 1996 and 1995  consist  of  the following:
                                                     August 31,
                                                     ----------
                                                 1996          1995
                                                 ----          ----
Long-term debt, with interest payable
   at variable rates                          $20,521,182   $22,433,055
Capital lease obligations                         148,368       283,571
                                              -----------   -----------
                                               20,669,550    22,716,626
          Less current maturities               2,478,179     2,459,266
                                              -----------   -----------
                                              $18,191,371   $20,257,360
                                              ===========   ===========

   Long-term  debt as of August 31, 1996 consisted of two term loans, one with three banks and  the  other  with a financial institution.  The term loan with the banks accrues interest, payable  quarterly, based on one of the following, at the option of the borrower:  (i)  the  Prime  Rate, (ii)  LIBOR plus 2.40%,
or  (iii)   the  Commercial  Paper Rate plus 2.50% with  the  balance  of  all outstanding  principal  due and  payable  at  maturity  on  August  31,  1998.
Effective June 1, 1996, the  loan  agreement  with  the banks was amended such that the term loan and the line of credit bear interest  at  the  Prime  Rate.
Outstanding  amounts  pursuant  to  this  agreement  are collateralized by the
Company's  real  estate.   The  outstanding principal balance  and  applicable
interest rate on this loan as of  August 31, 1996 were $15.7 million and 8.25%
(the Prime Rate), respectively.  The  principal balance of the other term loan of $4.2 million at August 31, 1996 accrues  interest,  payable monthly, at the average weekly yield of 30 Day Commercial paper plus 1.80%  (7.19%  at  August
31,  1996)  with  the  balance of all outstanding principal due and payable at
maturity on August 30, 2002.   Outstanding  amounts pursuant to this agreement
are collateralized by the furniture, fixtures  and  equipment  of the Company.
These  arrangements  contain  certain restrictive covenants which require  the
Company to maintain minimum tangible  net  worth,  as  well as maximum debt to tangible  net worth and minimum fixed charge coverage ratios.  The  term  loan with the banks  also  contains  a  provision  which restricts the Company from paying dividends.  As of August 31, 1996, the Company  was  not  in compliance with certain of these covenants, but the Company has secured waivers  of these covenants  from the banks and the financial institution.  Long-term debt  also consists of  two  notes  payable  to  a  former shareholder related to service
contracts.   See  footnote  8  for details on  the  notes  payable  to  former shareholder.

   Subsequent to August 31, 1996, the term  loan  and line  of credit facility with  the  banks  was  amended  to ( i)  accelerate the maturity date  on both facilities  from  August  31,  1998  to September 1, 1997, (ii)  decrease  the amount available  under  the line of credit to $5 million from January 1, 1997
through maturity, (iii)  provide   waivers   of  the   Company's noncompliance
with certain  financial covenants for  August  31,  1996 and the first quarter of fiscal 1997, suspend certain financial covenants through maturity and amend other  financial covenants to be in line with the Company's fiscal 1997 budget and  (iv)  add  certain  inventory  collateral to secure both facilities.  The
Company  paid  a  small  fee  to  secure  the waivers and  also  agreed  to an increase in  the quarterly commitment fee payable  on  unfunded  amounts under the  line  of  credit  facility.  As  a result  of this  amendment, it will be necessary for the Company to secure a replacement line of credit and term loan facility prior to the end of fiscal 1997.  Management believes that it will be able  to  replace  the  line  of  credit  facility  and  to  repay  the amount outstanding on the term loan and any amount outstanding on the line of  credit facility by August 31, 1997.

   Annual maturities on long-term debt and capital leases during the next five years are as follows:

      Years Ending
       August 31,              Annual Maturity
      ------------             ---------------
          1997                  $  2,478,179
          1998                    14,786,616
          1999                       808,373
          2000                       847,806
          2001                       912,548
       Thereafter                    836,028
                                ------------
                                $ 20,669,550
                                ============

   Also, as of August 31, 1996, the Company has available to it a $10 million line of credit as stipulated by the loan agreement with the banks discussed above. This line of credit accrues interest at the same interest rate as the term loan; however, interest is payable monthly following the execution of the line of credit notes. As of August 31, 1996, the Company had no borrowings outstanding on the line of credit. During periods of peak purchasing, the Company uses this line of credit to finance purchases. The weighted average interest rates applicable to short term borrowings during fiscal 1996 and 1995 were 8.02% and 8.01% , respectively.

6.  Lease Commitments:

   The  Company's  retail  operations  are  conducted  principally  in  leased facilities under agreements which expire  at  various  dates through 2012.  In addition to base rent, certain lease agreements require  the  Company  to  pay executory  costs  such  as  real  estate  taxes,  utilities  and  common  area
maintenance.   For  certain  locations,  the  Company  pays  rent based upon a specified percentage of sales.  Generally, the leases provide for renewals for
various  periods  at  stipulated  rates.   (See  Note  8 for a description  of
operating leases with related parties.)

   Future minimum lease payments under the above non-cancellable operating leases as of August 31, 1996 are as follows:

         1997                                      $   4,936,384
         1998                                          4,324,895
         1999                                          4,218,904
         2000                                          4,255,505
         2001                                          4,308,493
         Thereafter                                   16,031,627
                                                   -------------
                                                   $  38,075,808
                                                   =============

   Rental expense, including common area maintenance, insurance and real estate taxes, pursuant to the above operating leases, net of sublease rental income, amounted to approximately $5.7 million, $4.7 million and $3.0 million for the years ended August 31, 1996, 1995 and 1994, respectively.


7.  Income Taxes:

   The components of the provision for income taxes for the years ended August
31, 1996, 1995 and 1994 are as follows:

                                            1996        1995        1994
                                            ----        ----        ----
Current                                 ($4,142,470) $2,234,244  $3,412,428
Deferred                                  3,388,470  (2,490,244)   (892,847)
                                        -----------  ----------  ----------
      Income tax expense (benefit)       ($754,000)  ($256,000)  $2,519,581
                                        ==========   =========   ==========

   The provisions (benefits) for income taxes as reported are different from the provisions (benefits) computed by applying the statutory federal income tax rate. The differences are reconciled as follows:


                                              1996        1995        1994
                                              ----        ----        ----
Federal income taxes at statutory rate     ($728,301)  ($441,743)  $2,269,934
State  income  taxes  net  of  federal
  benefit                                    (80,970)    (42,875)     249,647
Adjustment to prior year provision              ----     173,366         ----
Other                                         55,271      55,252         ----
                                           ---------   ---------   ----------
Income tax expense (benefit)               ($754,000)  ($256,000)   2,519,581
                                           =========   =========   ==========
Effective tax rate                             35.2%       19.7%        37.8%
                                           =========   =========   ==========

   The components of the Company's net deferred tax asset as of August 31, 1996 and 1995 are as follows:

                                                  1996        1995
                                                  ----        ----
Deferred tax assets:
    Unrealized loss on marketable securities     116,100      81,830
      Receivables, net                         1,032,600   1,404,000
      Merchandise inventory                      785,500     505,000
      Deferred revenue                         3,502,800   4,805,981
      Alternative minimum tax credit             173,000       -----
      Cumulative  effect  of change in
        accounting principle - deferred
        revenue                                    -----   1,159,581
      Other
                                                 307,900     308,707
                                              ----------  ----------
      Total deferred tax asset                 5,917,900   8,265,099
                                              ----------  ----------
Deferred tax liabilities:
      Preopening costs                            66,000     405,804
      Property and equipment, net                924,300     161,748
      Trade discounts                            592,900       -----
      Other                                       67,700      76,347
                                              ----------  ----------
      Total deferred tax liabilities           1,650,900     643,899
Net deferred tax asset                        $4,267,000  $7,621,200
                                              ==========  ==========

   Of  the  gross  deferred  tax  assets at August 31, 1996 approximately $4.2
million  can  be  realized  by  carrybacks   or  offsetting  of  deferred  tax
liabilities.   Realization  is  dependent  on  generating   sufficient  future
earnings.  Although realization is not assured, management believes it is more
likely  than  not  that  all of the deferred tax asset will be realized.   The
amount of the deferred tax  asset  considered  realizable,  however,  could be reduced in the near term if estimates of future earnings are reduced.


8.  Related Party Transactions:

   The Company conducts a portion of its business in property leased by its former majority shareholder. During the years ended August 31, 1996, 1995 and 1994, the Company made payments to such former shareholder (or on behalf of such former shareholder) in the approximate amounts of $161,000, $189,000 and $177,000, respectively, representing rentals under the above arrangements.

   Notes  payable  to former shareholder related to personal service contracts were $569,782 and  $657,535 as of August 31, 1996  and 1995,  respectively.
   These notes  accrue interest, payable  monthly, at 8.50%  and such interest amounted to approximately $53,000, $60,000 and $225,000 during fiscal years
   1996, 1995 and 1994, respectively.   On April 29, 1994, $2,769,678 was paid
   to the former shareholder with proceeds from the secondary offering.

   A Director of the Company is the managing partner of the law firm which serves as the Company's general counsel. During fiscal 1996, 1995 and 1994, $173,000, $205,000 and $167,000, respectively, were paid in fees to this firm.

   The Company  engages  in certain business transactions with an entity owned
by its former majority shareholder.   This  entity is primarily engaged in the
sale and installation of automotive stereo equipment.   During the years ended
August 31, 1995 and 1994, the Company billed certain charges  to  this  entity amounting  to approximately, $20,000 and $34,000, respectively.  These charges consist primarily  of usage of the computer system.  The computer system usage arrangement expired in August 1995.

9.  Employee Incentive Compensation and Benefit Plans

Stock Incentive Plan
   The Company has a Stock Incentive Plan (the "Plan"), which was adopted by the Board of Directors in 1993, for the benefit of officers and key employees of the Company. The Plan, as amended, authorized the issuance of incentive stock options covering up to 550,000 shares of common stock exercisable at prices equal to the fair market value of the stock on the date of grant.
Options generally vest ratably over five years, at the discretion of the Compensation Committee of the Board of Directors.

   The following is a summary of non-qualified stock options activity under the plan for the years ended August 31, 1996, 1995 and 1994:

                                      Number
                                    of Shares            Price Range
                                  -------------       ----------------
Balance at August 31, 1993               41,760          $6.88 - $6.88
  Granted                               202,500           8.25 - 13.25
  Exercised                                   0                    N/A
  Cancelled                             (14,388)          6.88 -  7.75
                                  -------------       ----------------
Balance at August 31, 1994              229,872           6.88 - 13.25
  Granted                               122,500          10.13 - 12.00
  Exercised                              (8,000)          6.88 -  9.00
  Cancelled                             (28,000)          9.00 - 12.13
                                  -------------       ----------------
Balance at August 31, 1995              316,372           6.88 - 13.25
  Granted                                96,000           2.06 -  2.88
  Exercised                                   0                    N/A
  Cancelled                            (160,115)          6.25 - 13.25
                                  -------------       ----------------
Balance at August 31, 1996              252,257          $2.06 -$13.25
                                  =============       ================

   At August 31, 1996, vested options for 66,807 shares were exercisable at prices ranging from $2.06 to $12.00 per share and 254,743 shares were available for additional option grants.

   In 1993, 35,000 restricted shares, which vest ratably over five years, were
issued in  accordance  with  this  Plan.   During  1996, the restricted shares
became  fully  vested when the compensation committee  waived  the  respective
vesting requirements.   Compensation  expense  of $67,500, $74,250 and $47,250
relating to the restricted shares was recorded during  the  fiscal years ended
August 31, 1996, 1995 and 1994, respectively.

401(k) Savings Plan
   The  Company  has  adopted  a  401(k)  Savings  Plan  for  the  benefit  of substantially all employees.  The Plan provides for both employee and employer contributions.  The Company matches 25% of the employee's contribution limited
to  1.0%   of  the  employee's annual compensation subject to limitations  set
annually by the Internal  Revenue  Service.   The Company's contributions were
approximately $69,000 and $45,000 for the years  ended  August  31,  1996  and
1995, respectively.

10.  Pro Forma Information (Unaudited)

Pro Forma Adjustments
   The  pro  forma  adjustments  related to the change in accounting principle assume application of the straight-line method of warranty revenue recognition
retroactive to September 1, 1992.   The  pro  forma  adjustment related to the
change  in  accounting  principle in 1994 reduced net income  as  reported  by
$421,865.  The effect of  the  change  in  accounting principle in 1995 was to decrease net income by approximately $860,000 ($0.15 per share).

11.  Other Matters:

Treasury Stock
   In conjunction with the repayment of the note to former shareholder, the Company cancelled 410,714 shares of the treasury stock in 1994 which were being used as collateral for the note.

Private Label Credit Card Agreement
   The Company has an agreement whereby an independent credit card bank has agreed to provide financing to qualified customers of the Company under the Company's "Campo" store private label credit card program. The agreement provides for a financing line of up to $125 million and the Company earns promotional and other fees as a part of this agreement.

12.  Contingent Liabilities:

   In the normal course of business, the Company is involved in various legal proceedings. Based upon the Company's evaluation of the information presently available, management believes that the ultimate resolution of any such proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operation.


                                         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.    Financial Statements

               The Company's financial statements listed below have been filed as part of this report:

                                                                          Page
                                                                          ----
               Report of Independent Accountants..........................  27
               Balance Sheets as of August 31, 1996 and 1995..............  28
               Statements  of Operations for the Years Ended
                 August 31, 1996, 1995 and 1994...........................  29
               Statements of Shareholders' Equity for the Years
                 Ended August 31, 1996, 1995 and 1994.....................  30
               Statements of Cash Flows for the Years Ended
                 August 31, 1996, 1995 and 1994...........................  31
               Notes to Financial Statements..............................  32

         2.    Financial Statement Schedules

               All schedules have been omitted because they are not applicable or not required, or the information appears in the financial statements or notes thereto.

         3.    Exhibits

         3.1   Amended   and   Restated   Articles  of  Incorporation  of  the
               Company(1), as amended by Articles  of  Amendment dated January
               3, 1995.(2)

         3.2 By-laws of the Company,(1) as amended by Amendment No. 2 to the By-laws adopted October 30, 1995.(3)

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

         10.8  Giant  TC,  Inc.  1992  Stock Incentive Plan(1), as amended  by
               Amendment No. 1 to Campo Electronics, Appliances and Computers,
               Inc. 1992 Stock Incentive Plan dated October 13, 1993(5), as amended by Amendment No. 2 to Campo Electronics, Appliances and
               Computers,  Inc.  1992  Stock  Incentive  Plan  dated  May  20,
               1994(6), as amended by Amendment No. 3 and the Amended and Restated Campo Electronics, Appliances and Computers, Inc. 1992
               Stock Incentive Plan dated December 7, 1994(2), as amended by the Second Amended and Restated Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Compensation Plan dated January 12, 1996.

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

         10.13 Loan Agreement dated August 30, 1995 by  and  between  Hibernia
               National  Bank and Campo Electronics, Appliances and Computers,
               Inc.(7), as amended by the First Amendment to Loan Agreement as of August 30,  1995  by  and between Hibernia National Bank and
               Campo  Electronics,  Appliances   and  Computers,  Inc.(3),  as
               amended by the Second Amendment to Loan Agreement dated May 31,
               1996  by  and  between  Hibernia  National   Bank   and   Campo
               Electronics,  Appliances and Computers, Inc.(8), as amended  by the Third Amendment to Loan Agreement dated December 1, 1996 by and  between Hibernia  National  Bank  and  Campo  Electronics,
               Appliances and Computers, Inc.*

         10.14 Loan Agreement  dated  August  30, 1995 by and between Met Life
               Capital  Corporation  and  Campo  Electronics,  Appliances  and
               Computers, Inc.(7)

         10.15 Sale Agreement dated August 30, 1995  by  and  between  Federal
               Warranty Service Corporation and Campo Electronics, Appliances and Computers, Inc.(7)

         10.16 Change of Control Agreement dated as of August 29, 1996 by and between Campo Electronics, Appliances and Computers, Inc. and
               Anthony P. Campo.

         10.17 Campo Electronics, Appliances and Computers, Inc. Severance Pay
               Plan dated as of August 29, 1996.

         23    Consent of Coopers & Lybrand L.L.P.*

         27    Financial Data Schedule*
__________
*  Filed herewith.  All other exhibits have been previously filed.
(1)Incorporated by reference from the Company's Registration Statement on Form
   S-1  (Registration No. 33-56796) filed with the Commission  on  January  6,
   1993.
(2)Incorporated  by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1995.
(3)Incorporated by  reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1995.
(4)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993.
(5)Incorporated by reference from the Company's Registration Statement on Form
   S-1 (Registration No. 33-76184) filed with the Commission on March 8, 1994.
(6)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994.
(7)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995.
(8)Incorporated by reference  from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1996.



(b)         Reports on Form 8-K

            There were no reports on Form 8-K filed during the three month period ended August 31, 1996.

(c)         Exhibits

            All exhibits required by Item 601 of Regulation S-K have been filed.

(d)         Financial Statement Schedules

            All schedules have been omitted because they are not applicable or
            not  required,  or   the  information  appears  in  the  financial
            statements or notes thereto.


                                        SIGNATURE

      Pursuant to the requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CAMPO ELECTRONICS, APPLIANCES AND
                                               COMPUTERS, INC


Dated:  December 13, 1996                   By: /s/ WAYNE J. USIE
                                               _______________________________
                                                        Wayne J. Usie
                                                 Chief Financial Officer and
                                                          Secretary



                                EXHIBIT INDEX
                                -------------

Exhibit                                                                  Page
No.                            Description                                No.

3.1   Amended   and   Restated   Articles  of  Incorporation  of  the
      Company(1), as amended by Articles  of  Amendment dated January
      3, 1995.(2)

3.2 By-laws of the Company,(1) as amended by Amendment No. 2 to the By-laws adopted October 30, 1995.(3)

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

10.8  Giant  TC,  Inc.  1992  Stock Incentive Plan(1), as amended  by
      Amendment No. 1 to Campo Electronics, Appliances and Computers,
      Inc. 1992 Stock Incentive Plan dated October 13, 1993(5), as amended by Amendment No. 2 to Campo Electronics, Appliances and
      Computers,  Inc.  1992  Stock  Incentive  Plan  dated  May  20,
      1994(6), as amended by Amendment No. 3 and the Amended and Restated Campo Electronics, Appliances and Computers, Inc. 1992
      Stock Incentive Plan dated December 7, 1994(2), as amended by the Second Amended and Restated Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Compensation Plan dated January 12, 1996.

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

10.13 Loan Agreement dated August 30, 1995 by  and  between  Hibernia
      National  Bank and Campo Electronics, Appliances and Computers,
      Inc.(7), as amended by the First Amendment to Loan Agreement as of August 30,  1995  by  and between Hibernia National Bank and
      Campo  Electronics,  Appliances   and  Computers,  Inc.(3),  as
      amended by the Second Amendment to Loan Agreement dated May 31,
      1996  by  and  between  Hibernia  National   Bank   and   Campo
      Electronics,  Appliances and Computers, Inc.(8), as amended  by the Third Amendment to Loan Agreement dated December 1, 1996 by and  between Hibernia  National  Bank  and  Campo  Electronics,
      Appliances and Computers, Inc.*

10.14 Loan Agreement  dated  August  30, 1995 by and between Met Life
      Capital  Corporation  and  Campo  Electronics,  Appliances  and
      Computers, Inc.(7)

10.15 Sale Agreement dated August 30, 1995  by  and  between  Federal
      Warranty Service Corporation and Campo Electronics, Appliances and Computers, Inc.(7)

10.16 Change of Control Agreement dated as of August 29, 1996 by and between Campo Electronics, Appliances and Computers, Inc. and
      Anthony P. Campo.

10.17 Campo Electronics, Appliances and Computers, Inc. Severance Pay
      Plan dated as of August 29, 1996.

23    Consent of Coopers & Lybrand L.L.P.*

27    Financial Data Schedule*
__________
*  Filed herewith.  All other exhibits have been previously filed.
(1)Incorporated by reference from the Company's Registration Statement on Form
   S-1  (Registration No. 33-56796) filed with the Commission  on  January  6,
   1993.
(2)Incorporated  by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1995.
(3)Incorporated by  reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1995.
(4)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993.
(5)Incorporated by reference from the Company's Registration Statement on Form
   S-1 (Registration No. 33-76184) filed with the Commission on March 8, 1994.
(6)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994.
(7)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995.
(8)Incorporated by reference  from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1996.



