Form 10-K/A
period 1996-08-31
CAMPO ELECTRONICS APPLIANCES & COMPUTERS INC
filed 1996-12-17
CIK 895693

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


                                   PART II


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


Results of Operations

      The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                 Fiscal years ended August 31,
                                                 -----------------------------
                                                 1996        1995        1994
                                                 ----        ----        ----
Net sales                                        100.0%      100.0%      100.0%
Cost of sales                                     78.7        79.0        76.0
Gross profit                                      21.3        21.0        24.0
Selling, general and administrative expenses      21.1        21.1        20.7
Professional services                              0.3        ----        ----
Severance costs                                    0.1        ----        ----
Merger costs                                      ----        0.1         ----
                                                 _____       _____        ____
Operating income (loss)                          (0.2)       (0.2)         3.3
Other income (expense)                           (0.5)       (0.3)         0.1
                                                 _____       _____        ____
Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle                           (0.7)       (0.5)         3.4
Income tax expense (benefit)                     (0.2)       (0.1)         1.3
                                                 _____       _____        ____
Income (loss) before cumulative effect
  of change in accounting principle              (0.5)       (0.4)         2.1
Cumulative  effect of change in
accounting principle                              ----       (0.6)        ----
                                                 _____       _____        ____
Net income (loss)                                (0.5)       (1.0)         2.1
Pro forma adjustments:
   Retroactive application of the
    straight-line method                          ----       ----          0.2
   Cumulative effect of change in
    accounting principle                          ----       (0.6)        ----
                                                 _____       _____        ____
Reported pro forma net income (loss)             (0.5)%      (0.4)%        1.9%
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


                                            CAMPO ELECTRONICS, APPLIANCES AND
                                               COMPUTERS, INC


Dated:  December 17, 1996                   By: /s/ WAYNE J. USIE
                                               _______________________________
                                                        Wayne J. Usie
                                                 Chief Financial Officer and
                                                          Secretary