Form 10-K/A
period 1996-08-31
CAMPO ELECTRONICS APPLIANCES & COMPUTERS INC
filed 1996-12-30
CIK 895693

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C.  20549


                          FORM 10-K/A
(mark one)

* Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        For the fiscal year ended August 31, 1996

* Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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



                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information With Respect to Directors

      Set forth below is information regarding the age and principal occupation or employment of each director. Unless otherwise indicated, each director has been engaged in the principal occupation shown for more than the past five years.

                                                                     First
         Name, Age, Principal Occupation and                        Elected
       Directorships in Other Public Companies                      Director
       ---------------------------------------                      --------

Rex O. Corley, Jr., 58, (1).......................................... 1993
   President and Chief Operating Officer

Mervin L. Trail, M.D., 62, (2)(3).................................... 1993
    Chancellor, Louisiana State University School of Medicine

Anthony P. Campo, 41, (4)(5)......................................... 1991
   Chairman of the Board and Chief Executive Officer

Joseph E. Campo, 42, (4)(6).......................................... 1991
   Family Investments

Barbara Treuting Casteix, 43, (7).................................... 1992
   Managing Partner, Barrios, Kingsdorf & Casteix, L.L.P.

L. Ronald Forman, 49, (2)............................................ 1994
    President and Chief Executive Officer of the Audubon
    Institute, Inc.
_______________
(1) Mr. Corley joined the Company as Vice President-Financial Services in September 1993 following a consulting assignment with the Company during July and August 1993. He became Chief Operating Officer in July 1996 and became President in August 1996. He was Vice President and Managing Director of the Consumer Financing Division at Whirlpool Financial Corporation from October 1992 until June 1993, and Vice President and Managing Director of the Distribution Financing Division from April 1992 until October 1992. Prior to joining Whirlpool Financial Corporation, Mr. Corley spent 30 years with GE Capital most recently as National Sales Manager with the GE Consumer Appliances Financing Group.

(2)   Member of the Audit and Compensation Committees.

(3) Dr. Trail has served as Chancellor since December 1994. For more than five years prior to December 1994, Dr. Trail served as a professor at Louisiana State University School of Medicine.

(4)   Anthony P. Campo and Joseph E. Campo are brothers.

(5) Mr. Campo has served as Chairman of the Board and Chief Executive Officer since May 1992. He also served as President from September 1991 until August 1996, and as Senior Vice President of the Company from 1984 to 1991.

(6) Since December 1995, Mr. Joseph Campo has managed certain family investments and properties. For more than five years prior to December 1995, Mr. Campo served as Director-New Market Development for the Company.

(7) Ms. Casteix has served in this position since October 1, 1995. For more than five years prior to October 1, 1995, Ms. Casteix served as managing partner of Cleveland, Barrios, Kingsdorf & Casteix, L.L.P. Ms. Casteix is a member of the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission reports of beneficial ownership, and changes in beneficial ownership of the Common Stock of the Company. Each of Messrs. Anthony and Joseph Campo failed to timely file a Statement of Changes in Beneficial Ownership (Form 4) to report transactions that occurred in December 1995 involving transfers to a family L.L.C., and each reported their respective transaction on a Form 4 in September 1996.

ITEM 11.    EXECUTIVE COMPENSATION

Summary of Executive Compensation

      The following table sets forth information with respect to compensation paid by the Company for services rendered in all capacities during the fiscal years ended August 31, 1996, 1995 and 1994 to the Chief Executive Officer and to each of the four most highly compensated executive officers of the Company whose annual compensation exceeded $100,000.

                          SUMMARY COMPENSATION TABLE

                                                                       Long-Term       All
                                                                      Compensation    Other
                                     Annual Compensation                 Awards    Compensation
                             ---------------------------------------   ----------  ------------
                                                              Other
                                                             Annual       Number
Names and                                                    Compen-        of
Principal Position           Year      Salary     Bonus      sation      Options

Anthony P. Campo,            1996     $351,581   $53,311     $------     -------     $------
   Chairman of the Board     1995      318,467    53,300     -------      50,000     -------
   and Chief Executive       1994      256,949   183,500     -------      70,000(1)  -------
   Officer

Rex O. Corley, Jr.           1996      163,737    10,000     -------     -------     -------
   President and Chief       1995      155,082    25,000     -------     -------     -------
   Operating Officer         1994      147,930    25,000     -------      10,000     -------

Charles S. Gibson            1996      129,816    30,000     -------     -------     -------
   Vice President            1995(2)    96,154    15,000     -------      10,000     -------
   Logistics and Operations                                                          -------

John Ross                    1996      102,497    30,000     -------     -------      19,100(3)
  Vice President-Marketing   1995(4)    72,308    ------     -------       5,000     -------

Donald E. Galloway,          1996      280,295    ------      56,859     -------     302,561(8)
  Former Senior Vice         1995      265,385    ------     -------      25,000(7)  -------
  President-Marketing        1994      220,423    66,800      25,032(6)   35,000(7)  -------
  and Sales (5)

William M. Golden, Jr.,      1996      148,002    ------     -------     -------      49,621(8)
   Former Vice President     1995      140,385    67,000     -------     -------     -------
   Chief Financial Officer   1994    16,828(9)    10,000     -------      10,000(7)  -------
   and Secretary (5)

__________
(1)   These options were cancelled on October 4, 1996 for no value.
(2)   Mr. Gibson joined the Company in fiscal 1995.
(3)   Tuition reimbursement for Tulane MBA program.
(4)   Mr. Ross became an executive officer of the Company in December 1994.
(5) Messrs. Galloway and Golden resigned their employment with the Company effective July 12 and July 19, 1996, respectively.
(6) Tax benefit right granted to cover Mr. Galloway's income tax obligation in connection with the vesting of restricted stock.
(7) These options automatically terminated upon the resignation of the officer in July 1996.
(8) Amount paid or accrued as severance upon resignation of the officer in July 1996.
(9)   Mr. Golden joined the Company in fiscal 1994.

                             ____________________

Option Holdings

      The following table provides information concerning unexercised options held by the named executive officers at August 31, 1996.

                        FISCAL YEAR END OPTION VALUES

                            Number of Securities        Value of Unexercised
                           Underlying Unexercised       In-The-Money Options
                      Stock Options at August 31, 1996   at August 31, 1996
                      --------------------------------   ------------------
                        Exercisable Unexercisable    Exercisable Unexercisable
                        ----------- -------------    ----------- -------------
Anthony P. Campo           120,000             0              0             0
Rex O. Corley, Jr.           6,000         4,000              0             0
Charles S. Gibson, Jr.       4,000         6,000              0             0
John Ross                    5,000         5,000              0             0
Donald E. Galloway               0             0              0             0
William M. Golden, Jr.           0             0              0             0

                             ____________________


Employment Agreements

      The Company has an employment agreement with Mr. Campo pursuant to which the Company has agreed, among other things, to pay an annual base salary of $300,000, $330,000 and $363,000 for the 1994, 1995 and 1996 calendar years, respectively. The employment agreement, which provides for the termination of an employment agreement executed in prior years between the Company and Mr. Campo, was effective January 1, 1994 and terminates December 31, 1996. On May 16, 1996 the employment agreement was amended to extend the initial term of the agreement through December 31, 1997. Pursuant to the amendment, Mr. Campo's compensation for calendar year 1997 will remain the same as that provided in the agreement for calendar year 1996.

      Mr. Campo's employment agreement also provides for payment of an annual cash bonus of $50,000 and an annual incentive bonus of 2% of the Company's net income before taxes. Mr. Campo's employment agreement also provides that if his employment is terminated by the Company as a direct result, and within 180 days, of a change of control of the Company, Mr. Campo will be paid an amount equal to three times his then current base salary and incentive bonus for the most recently completed fiscal year. If Mr. Campo's employment is terminated during the initial term of the agreement by the Company for any reason other than cause (as defined in the agreement) or by Mr. Campo for good reason (as defined in the agreement), Mr. Campo will be paid an amount equal to his then current base salary multiplied by the number of years remaining in such initial term, but in no event less than one full year's base salary, and if his employment is thus so terminated after the initial term, Mr. Campo will be paid an amount equal to one full year's then current base salary.

      Effective August 29, 1996, the Company entered into a Change of Control Agreement with Mr. Campo which provides for the payment of certain benefits upon an involuntary or constructive termination of his employment, except for cause, within two years following a change of control. Benefits payable under the change in control agreement include a cash payment in an amount equal to two times salary plus bonus and continued health and life insurance benefits for two years after termination to the extent payments are made under this change in control agreement, no severance payments will be made under Mr. Campo's employment agreement.

      Also effective August 29, 1996, the Company adopted a Severance Plan for its other executive officers, which provides for the payment of certain benefits upon an involuntary or constructive termination of an officer's employment, except for cause, within one year following a change of control. Benefits payable under the plan include a cash payment in an amount equal to six month's salary and continued health and life insurance benefits for six months after termination.

      The Company also had an employment agreement with Mr. Galloway which provided for an annual base salary of $250,000, 275,000 and $302,500, for the 1994, 1995 and 1996 calendar years, respectively, and for the payment of an annual incentive bonus of 1% of the Company's net income before taxes. On May 16, 1996, Mr. Galloway's employment agreement was amended to extend the initial term of the agreement through December 31, 1997. Pursuant to the amendment, Mr. Galloway's compensation for calendar 1997 would remain the same as that provided in the agreement for calendar year 1996. The amendment also provided that if Mr. Galloway's employment is terminated by the Company as a direct result, and within 180 days, of a change of control of the Company, Mr. Galloway would be paid an amount equal to three times his then current base salary and incentive bonus for the most recently completed fiscal year. If Mr. Galloway's employment were terminated during the initial term of the agreement (as so extended by the amendment) by the Company for any reason other than cause (as defined in the amendment) or by Mr. Galloway for good reason (as defined in the amendment), Mr. Galloway would be paid an amount equal to his then current base salary multiplied by the number of years remaining in such initial term, but in no event less than one full year's base salary, and if his employment were to be so terminated after the initial term, Mr. Galloway would be paid an amount equal to one full year's then current base salary. Effective July 12, 1996, Mr. Galloway resigned as an officer and director of the Company and entered into an agreement with the Company that provides for the continuation of his salary for twelve months following resignation and the release of the restrictions on 5,000 shares of restricted stock held by Mr. Galloway, and also provides that Mr. Galloway will not compete with the Company for a period of one year following his resignation.

Compensation of Directors

      Each member of the Board of Directors who is not a full-time employee of the Company is paid (i) $1,000 per month and (ii) reimbursement of all ordinary and necessary expenses incurred in attending any meeting of the Board or any committee thereof.

Compensation Committee Interlocks and Insider Participation

      The members of the Company's Compensation Committee are L. Ronald Forman and Mervin L. Trail, M.D., neither of whom has ever been an officer or employee of the Company, nor has or has had any other significant relationship with the Company. No executive officer of the Company served in the last fiscal year as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or on the Compensation Committee of the Company.

Compensation Committee's Report on Executive Compensation

General

      The Compensation Committee of the Board of Directors (the "Committee") reviews all compensation arrangements for the executive officers of the Company. The Committee is composed of two Board members who are not employees of the Company. The Committee gives final approval with respect to the compensation of the Company's most highly compensated executive officers who are expected to earn more than $100,000 per year, including the chief executive officer, and generally reviews the compensation packages of the other executive officers, and makes all decisions about stock based awards under the Company's 1992 Stock Incentive Plan.

      The executive compensation programs of the Company are designed to (i) provide a competitive total compensation package that enables the Company to hire, develop, reward and retain key executives, (ii) link executive behavior to the Company's annual, intermediate-term and long-term business objectives and strategy, and (iii) provide variable total reward opportunities that are directly tied to increases in shareholder value. These objectives are generally sought to be met with base salaries that are within competitive ranges of similar companies, annual incentive bonuses keyed primarily to annual increases in earnings and stock awards that are focused on increases in stock values over a longer term.

Base Salary and Annual Incentive Compensation

      Management determines the amounts of the base salary and annual incentive bonus of each executive officer and the Committee reviews these determinations generally and, with respect to the two most highly compensated executive officers, gives final approval of such amounts.

      Base Salary. For all executive officers other than Messrs. Anthony Campo and Don Galloway, management has established the amount of compensation for each position primarily based on subjective factors, including the executive's level of responsibility and experience and his or her contributions to the Company. Individual base pay is also determined on the basis of the Company's performance as well as individual performance evaluations conducted by management. The performance evaluations generally use financial performance and subjective factors indicative of the executive's organizational skills and adherence to overall corporate policies and goals.

      Mr. Campo, the Chief Executive Officer is, and until July 1996 Mr. Galloway, the Senior Vice President - Sales and Marketing, was, compensated pursuant to three-year employment agreements entered into as of January 1, 1994. These agreements were entered into following management's review of compensation information regarding similar-sized local public companies. Management determined the amounts of base salary and incentive bonus contained in each of the agreements subject to the review and approval of the Committee. The agreements provide for 10% increases in each executive's base salary in each of the three years during the term of the agreements. The agreements were to terminate in December 1996 but Mr. Campo's agreement has been extended through December 31, 1997. In light of the financial performance of the
Company generally in the last fiscal year, the amendment to Mr. Campo's agreement does not provide for an increase in base salary and instead provides that Mr. Campo's compensation for calendar year 1997 will remain the same as that provided in the agreement for calendar year 1996.

      Incentive Bonuses. Mr. Campo's employment agreement provides for the payment of an annual cash bonus to him of $50,000. The employment agreements for Messrs. Campo and Galloway also provide for the payment of incentive bonuses each year in an amount that is a percentage of the Company's net income before taxes for such year. Through the annual incentive bonus, a sizeable portion of the potential compensation for these officers is tied to Company performance. For fiscal 1995 and 1996, Mr. Campo and Mr. Galloway did not receive incentive bonuses. Bonuses for the other executive officers are determined based on increases in the Company's earnings as well as such qualitative measures as teamwork, organizational skills and adherence to overall corporate policies and goals. Each measure is weighted by management depending on the executive officer's position and the measure's impact on overall corporate goals. Four executive officers received bonuses for fiscal 1996 to help assure the retention of the senior management team and to recognize the increased responsibilities held by those individuals following the resignations of Messrs. Galloway and Golden.

Consultant's Evaluation

      In January 1995, the Company, with the support and participation of the Compensation Committee, engaged Deloitte and Touche, L.L.P. ("Deloitte") to review the competitiveness and effectiveness of the Company's executive compensation programs and make recommendations regarding steps the Company could take to successfully motivate and retain its top executives while maximizing shareholder value. After reviewing all aspects of executive compensation (base salary, annual incentives, long-term incentives and perquisites) relative to the competitive environment, as determined by reference to compensation data from retail companies throughout the United States determined to be within the Company's peer group and published surveys of executive compensation, the Company was found to be below the competitive market for all positions except Mr. Galloway whose direct compensation approached the market midpoint. It was recommended that the Company adopt a plan to bring executive compensation more in line with the competitive market by establishing base salaries at or slightly below the market midpoint and increasing emphasis on annual and long-term incentives.

      The Compensation Committee duly noted Deloitte's recommendations but determined to make no changes to the Company's executive compensation plan at this time.

Stock Incentive Plan

      The purpose of the 1992 Stock Incentive Plan is to align a significant portion of the executive compensation program with shareholder interests, focus on intermediate and long-term results and maximize shareholder returns. The Committee has sought to accomplish these objectives, primarily through grants of stock options. Stock options have value to the employee only if there is a corresponding value to shareholders. The Committee did not grant any stock options to executive officers during fiscal 1996.

Policy on Deductibility of Compensation

      Section 162(m) of the Internal Revenue Code limits to $1 million the Company's tax deduction for compensation paid to each of the Company's most highly paid executive officers, unless certain requirements are met. The 1992 Stock Incentive Plan was reapproved by the shareholders at last year's annual meeting so that the plan meets the requirements of Section 162(m) such that stock options and restricted stock granted under the plan qualify as performance based compensation and can be excluded from the $1 million limit. The Committee's present intention is to structure executive compensation so that it will be fully deductible provided that such continues to be in the best interest of the Company and its shareholders.

      Submitted by the Compensation Committee of the Board of Directors

                        Mervin L. Trail, M.D.   L. Ronald Forman

Performance Graph

      The following chart provides a comparison of the cumulative total shareholder return on the Company's Common Stock with the S&P 500 Index and the S&P 500 Retail Specialty Index from February 23, 1993 (the date of the Company's initial public offering) through August 31, 1996. The return values are based on an assumed investment of $100 on February 23, 1993, and include the reinvestment of dividends.


                    COMPARISON OF CUMULATIVE TOTAL RETURN



                              [chart to go here]





                                             Total Return for the Year
                                           -----------------------------
                           February 23,                August 31,
                           -----------     -----------------------------
                              1993         1993     1994    1995    1996
                              ----         ----     ----    ----    -----
Campo                         $100         $ 88     $ 99    $ 59    $ 20
S&P 500                        100          108      113     138     164
S&P RSI                        100           97      101      94     115

                               ________________

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT

Security Holdings of Directors and Executive Officers

      The following table sets forth certain information concerning the beneficial ownership of the Common Stock of the Company by (i) each director,
(ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group, as of November 30, 1996, determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. Unless otherwise indicated, all shares shown as beneficially owned are held with sole voting and investment power.

                                                    Number of      Percent
         Name of Beneficial Owner                    Shares       of Class
         ------------------------                    ------       --------
Anthony P. Campo                                  412,953.75(1)     7.35%
Joseph E. Campo                                   313,508.75(2)     5.63%
Rex O. Corley, Jr.                                  8,000(3)        *
Barbara Treuting Casteix                            1,350           *
Mervin L. Trail, M.D.                                   0           0
L. Ronald Forman                                        0           0
Charles S. Gibson                                   4,000(4)        *
John Ross                                           5,800(5)        *
Donald E. Galloway(6)                                   0           0
William M. Golden, Jr.(6)                               0           0
All directors and executive officers
  as a group (12)                                745,612.50(7)     13.24%(8)
__________
*     Less than 1%
(1) Includes 107,142.9 shares held by trusts for the benefit of Mr. Anthony Campo's children of which Mr. Campo serves as trustee, and 25,998 shares held by a partnership of which Mr. Campo is a partner. Also includes 6,572.82 shares, representing Mr. Campo's interest in shares held by an LLC, of which Mr. Campo serves as a manager (the "Campo Family LLC"), and 2,577.93 shares, representing the interest held by a trust for the benefit of Mr. Campo's children, of which Mr. Campo serves as trustee, in shares held by the Campo Family LLC. Also includes 50,000 shares that Mr. Campo has the right to acquire through the exercise of stock options that are exercisable within 60 days.
(2) Includes 107,142.9 shares held by trusts for the benefit of Mr. Joseph Campo's children of which Mr. Campo serves as trustee. Also includes 6,572.82 shares, representing Mr. Campo's interest in shares held by the Campo Family LLC, of which Mr. Campo serves as a manager, and 2,577.93 shares, representing the interest held by a trust for the benefit of Mr. Campo's children, of which Mr. Campo serves as trustee, in shares held by the Campo Family LLC.
(3) Includes 6,000 shares that Mr. Corley has the right to acquire through the exercise of a stock option that is exercisable within 60 days.
(4) Includes 4,000 shares that Mr. Gibson has the right to acquire through the exercise of a stock option that is exercisable within 60 days.
(5) Includes 5,000 shares that Mr. Ross has the right to acquire through the exercise of stock options that are exercisable within 60 days.
(6) Effective July 12 and July 19, 1996, respectively, Messrs. Galloway and Golden resigned as executive officers and members of the Board of Directors of the Company.
(7) Includes 65,000 shares that such persons have the right to acquire through the exercise of stock options that are exercisable within 60 days.
(8) Calculated on the basis of 5,566,906 shares outstanding at November 30, 1996 and 65,000 shares that all directors and executive officers as a group have the right to acquire through the exercise of stock options that are exercisable within 60 days.

Security Holdings of Certain Beneficial Owners

      The following table lists those persons other than executive officers or directors of the Company who are known by the Company to own beneficially more than 5% of its outstanding Common Stock as of November 30, 1996. The information set forth below is based upon information furnished by the persons listed. Unless otherwise indicated, all shares shown as beneficially owned are held with sole voting and investment power.


        Name and Address of Beneficial Owner            Number of      Percent
        ------------------------------------              Shares      of Class
                                                          ------      --------
Gina Campo Morgan                                       342,008.76(1)   6.14%
   214 Monsanto
   Luling, LA 70070
Carol Campo Timphony                                    267,858(2)      4.80%
   127 Highway 22 East, N-7
   Madisonville, LA 70447
Paul M. Campo                                           302,858(3)      5.44%
   300 Clearview Pkwy.
   Metairie, LA 70006
Dimensional Fund Advisors, Inc..                        314,800(4)      5.65%
   1299 Ocean Avenue, 11th Fl.
   Santa Monica, CA  90401
Pioneering Management Corporation                       320,000         5.75%
   60 State Street, 18th Floor
   Boston, MA  02109
__________

(1) Includes 71,428.6 shares held by trusts for the benefit of Ms. Morgan's children of which Ms. Morgan serves as trustee. Also includes 7,432.32 shares, representing Ms. Morgan's interest in shares held by the Campo Family LLC, of which Ms. Morgan serves as a manager, and 1,718.44 shares, representing the interest held by a trust for the benefit of Ms. Morgan's children, of which Ms. Morgan serves as trustee, in shares held by the Campo Family LLC.
(2) Includes 35,714.3 shares held by a trust for the benefit of Ms. Timphony's child of which Ms. Timphony serves as trustee.
(3) Includes 35,714.3 shares held by a trust for the benefit of Mr. Paul Campo's child of which Mr. Campo serves as trustee.
(4) Held as of December 31, 1995 in portfolios of DFA Investment Dimensions Group Inc. (the "Fund"), a registered open-end investment company, in series of The DFA Investment Trust Company (the "Trust"), a Delaware business trust, or the DFA Group Trust and the DFA Participating Group Trust, investment vehicles for qualified employee benefit plans, for all of which Dimensional Fund Advisors Inc. ("Dimensional") serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. Includes 94,800 shares as to which Dimensional shares voting power with certain officers of Dimensional who also serve as officers of the Fund and the Trust.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Prior to September 1991, the Company was controlled by Mr. Tony Campo, father of Anthony P. Campo and Joseph E. Campo, and his seven children (the "Campo Family"). From September 1991 until the Company's initial public offering on February 23, 1993, the Company was controlled by the Campo Family.

      On September 1, 1991, the Company and Mr. Tony Campo entered into certain agreements pursuant to which (i) Mr. Tony Campo cancelled $4,676,520 of Company indebtedness to him, (ii) the Company redeemed all of Mr. Tony Campo's stock in the Company for its $5,611,144 promissory note (the "Note") and (iii) Mr. Tony Campo entered into a non-competition and personal services agreement with the Company providing for aggregate monthly payments of approximately $11,690 to him over ten years. The value of Mr. Tony Campo's interest in the Company was determined by appraisal. A portion of this value was allocated to the personal services contract and the non-competition agreement based on (i) management's estimate of the amount that it would be required to pay for comparable public relations and marketing services, and
(ii) management's estimate of the value to the Company of preventing Mr. Tony Campo from competing with it in the marketplace, respectively. The remainder of the appraised value of Mr. Tony Campo's interest in the Company was allocated to the redemption price. On April 29, 1994, the Company paid $2,769,678 to Mr. Tony Campo with proceeds from the Company's secondary offering to pay off the remaining balance of the Note. The 410,714 shares of treasury stock which were being held as collateral for the note, were then cancelled.

      The Company leases one store from Mr. Tony Campo and it subleases one store from Campo Appliance Co. of Clearview, Inc. ("Clearview"), a corporation wholly-owned by Mr. Tony Campo. The Company believes that its lease payments under the lease and sublease are at fair market rental rates. The sublease requires lease payments identical to the payments required by the underlying lease which is with an unrelated third party lessor. For fiscal 1996, the Company paid aggregate rental payments under this lease and sublease of approximately $161,000.

      Prior to October 1, 1995, Ms. Casteix was the managing partner of Cleveland, Barrios, Kingsdorf & Casteix, which served as general counsel to the Company, and since October 1, 1995, Ms. Casteix has been the managing partner of Barrios, Kingsdorf & Casteix, which serves as general counsel to the Company. The Company paid an aggregate of $173,000 during fiscal 1996 to these two firms for legal services rendered.



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


                                          CAMPO ELECTRONICS, APPLIANCES AND
                                          COMPUTERS, INC


Dated:  December 30, 1996                 By: /s/ Wayne J. Usie
                                             ---------------------------------
                                                        Wayne J. Usie
                                                   Chief Financial Officer
                                                        and Secretary