Form 10-Q
period 1996-11-30
CAMPO ELECTRONICS APPLIANCES & COMPUTERS INC
filed 1997-01-14
CIK 895693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996


                                      OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-21192


              CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
            (Exact Name of Registrant as Specified in its Charter)


      LOUISIANA                                       72-0721367
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

109 NORTH PARK BLVD., COVINGTON, LOUISIANA                            70433
(Address of Principal Executive Offices)                            (Zip Code)

                                    (504) 867-5000
                Registrant's Telephone Number, Including Area Code


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      X    No
                                --------    --------


At January 10, 1997, there were 5,566,906 shares of common stock, $.10 par value, outstanding.



              CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.

                                    INDEX


Part I.       Financial Information                                       Page

              Item 1.  Financial Statements                                  3

              Statements of Operations -
                Three Months Ended November 30, 1996 and 1995                3

              Balance Sheets -
                November 30, 1996, August 31, 1996 and November 30, 1995     4

              Statements of Cash Flows -
                Three Months Ended November 30, 1996 and 1995                5

              Notes to Financial Statements                                  6

              Item 2.  Management's Discussion and Analysis of
                       Financial Condition  and  Results of Operations       7


Part II.      Other Information

              Item 1.  Legal Proceedings                                    11

              Item 6.  Exhibits and Reports on Form 8-K                     11

              Signatures                                                    12



              CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.

                     STATEMENTS OF OPERATIONS (UNAUDITED)

                   FOR THE THREE MONTHS ENDED NOVEMBER 30,

                                            1996             1995
Net sales                              $ 65,762,745      $ 78,955,480
Cost of sales                            52,892,913        61,078,404
                                       ------------      ------------
    Gross profit                         12,869,832        17,877,076

Selling, general and administrative
  expenses                               13,798,856        17,096,894
                                       ------------      ------------
    Operating income (loss)                (929,024)          780,182

Other income (expense):
    Interest expense                       (449,516)         (492,849)
    Interest income                          19,703            35,007
    Other income, net                        58,739           120,999
                                       ------------      ------------
                                           (371,074)         (336,843)

Income (loss) before income taxes        (1,300,098)          443,339

Income tax expense (benefit)               (494,000)          168,000
                                       ------------      ------------

Net Income (loss)                      $   (806,098)     $    275,339
                                       ============      ============

Per share data:
Net income (loss) per share            $      (0.14)     $        .05
                                       ============      ============

Weighted average number of common
    shares outstanding                    5,566,906         5,566,906
                                       ============      ============

  The accompanying notes are an integral part of these financial statements.



              CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.

                          BALANCE SHEETS (UNAUDITED)

                                           November 30,   August 31,   November 30,
                                               1996          1996          1995
                 ASSETS                        ----          ----          ----
                 ------
Current assets:
    Cash and cash equivalents                  4,286,559  $  3,303,822  $  4,576,346
    Investments in marketable securities
                                                 140,288       129,788       162,864
 Receivables (net of an allowance of
    $2.6 million at November 30, 1996;
    $2.9 million at August 31, 1996 and
    $2.7 million at November 30, 1995)        17,492,348    14,561,102    20,508,078
    Merchandise inventory                     72,624,838    56,387,842    82,206,454
    Deferred income taxes                      2,411,000     3,033,000     4,496,576
    Other                                        576,100       471,399     1,247,623
                                            ------------  ------------  ------------
 Total current assets                         97,531,133    77,886,953   113,197,941


Property and equipment, net                   35,957,335    36,376,959    38,850,993
Deferred income taxes                            811,000     1,234,000     3,145,734
Intangibles and other                          3,464,499     3,535,639     3,618,001
                                            ------------  ------------  ------------
                                            $137,763,967  $119,033,551  $158,812,669
                                            ============  ============  ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
    Current portion of long-term debt       $ 16,213,515  $  2,478,179  $  2,591,189
    Short-term borrowings - line of credit     9,250,000         -----     3,500,000
    Accounts payable                          57,508,716    47,793,786    72,094,555
    Accrued expenses                           9,198,338     7,169,218    10,891,778
    Deferred revenue                           4,142,875     4,621,294     6,118,671
                                            ------------  ------------  ------------
 Total current liabilities                    96,313,444    62,062,477    95,196,193
                                            ------------  ------------  ------------

Long-term debt, less current portion           4,331,664    18,191,371    19,930,909
Deferred revenue                               3,789,041     4,650,296     7,931,916
                                            ------------  ------------  ------------
                                               8,120,705    22,841,667    27,862,825
                                            ------------  ------------  ------------

Commitments and contingencies

Shareholders' equity:
Preferred stock, 500,000 shares authorized,
    no shares issued or outstanding                -----         -----         -----
Common stock, $.10 par value; 20,000,000
    shares authorized, 5,566,906 issued
    and outstanding at November 30, 1996
    and 1995 and August 31, 1996                 556,691       556,691       556,691
Paid-in capital                               32,373,306    32,373,306    32,373,306
Retained earnings                                582,750     1,388,849     3,052,248
Less:  Unearned compensation                       -----         -----       (59,063)
       Unrealized loss on marketable
       securities available for sale            (182,929)     (189,439)     (169,531)
                                            ------------  ------------  ------------
    Total shareholders' equity                33,329,818    34,129,407    35,753,651
                                            ------------  ------------  ------------
                                            $137,763,967  $119,033,551  $158,812,669
                                            ============  ============  ============

 The accompanying  notes are an integral part of these financial statements.



              CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.

                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                   FOR THE THREE MONTHS ENDED NOVEMBER 30,


                                                       1996           1995
Cash flow from operating activities:
 Net income (loss)                               $   (806,098)  $    275,339
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
 Depreciation and amortization                      1,079,062      1,720,082
 Deferred income taxes                              1,041,010          -----
 Stock awards                                           -----          8,437
 Provision for uncollectible receivables              298,626         66,350
 Loss on disposal of assets                            51,051          -----
 (Increase) decrease in assets:
   Receivables                                     (3,229,871)    (1,170,753)
   Merchandise inventory                          (16,236,996)   (21,948,047)
   Other current assets                              (130,965)      (120,007)
 Increase (decrease) in liabilities:
   Accounts payable                                 9,714,930     17,790,787
   Accrued expenses                                 2,029,119      3,672,273
   Deferred revenue                                (1,339,674)    (1,914,677)
                                                 ------------   ------------
 Net cash used in operating activities             (7,529,806)    (1,620,216)
                                                 ------------   ------------

Cash flow from investing activities:
 Purchase of property and equipment                  (670,463)      (237,693)
 Decrease in other assets                              57,377         23,722
                                                 ------------   ------------
   Net cash used in investing activities             (613,086)      (213,971)
                                                 ------------   ------------

Cash flow from financing activities:
 Decrease in long-term debt                          (124,371)      (194,787)
 Borrowings under line of credit                   17,050,000     21,300,000
 Repayments under line of credit                   (7,800,000)   (17,800,000)
                                                 ------------   ------------
   Net cash provided by financing activities        9,125,629      3,305,213
                                                 ------------   ------------

Net increase in cash and cash equivalents             982,737      1,471,026
Cash and cash equivalents at beginning of
  period                                            3,303,822      3,105,320
                                                 ------------   ------------
Cash and cash equivalents at end of period       $  4,286,559   $  4,576,346
                                                 ============   ============
Cash paid during the period for:
 Interest expense                                $    386,955   $    190,550
                                                 ============   ============
 Income taxes                                    $     26,000   $     69,220
                                                 ============   ============
Supplemental schedule of noncash investing
  and financial activities:
    Assets acquired under capital lease          $    275,368          -----
                                                 ============   ============


  The accompanying notes are an integral part of these financial statements.



              CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


(1)  Basis of Presentation

      The information for the three months ended November 30, 1996 and 1995 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.

      The results of operations for the three months ended November 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 1997.


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

      The Company experienced comparable store sales declines of 15.9% during the quarter ended November 30, 1996 as compared to the same period last year, continuing a trend that began in the third quarter of fiscal 1995. The decline in comparable store sales reflects the combined impact of the general weakness in the retail consumer electronics industry, increased competition in many of the Company's principal markets, a slowdown in the development of new products in consumer electronic categories and reduced spending levels of consumers for non-essential goods due to record high debt levels.

      The relatively soft level of consumer demand within the consumer electronics and appliance industry has created a highly competitive and promotional climate, which, in turn, has had a negative impact on the Company's gross profit margins. Another factor causing the Company's margins to decline during the quarter ended November 30, 1996 was a change in vendor incentives, with vendors generally offering lower levels of rebates. In addition to the softness of consumer demand and lower levels of vendor rebates, the Company has also experienced a continued shift in product sales to the personal computer and home office categories, which are lower margin items.

      As previously disclosed, the poor performance of the retail industry and the Company over an extended period led management during fiscal 1996 to review the Company's operations and to explore methods to improve operational efficiency and reduce costs. To that end, the Company implemented several initiatives designed to improve the Company's operations. Although management is satisfied that these measures have begun and will continue to have a positive impact on the Company's performance, retail industry conditions have continued to deteriorate, leading management to conclude during the first quarter of fiscal 1997 that a comprehensive review of the Company's operations was appropriate. During the first quarter, management began a comprehensive study of the Company's operations to determine measures that are most likely to achieve an improvement in the performance of the Company.

      This process is expected to take several months to complete, and no recommendations have been developed thus far. Following development of such recommendations, the Company's board will determine which measures, if any, are appropriate to incorporate into an overall business plan for the Company. Although the overall plan is not yet complete, management has determined to close two of the Company's under performing stores during the second quarter of fiscal 1997, and the possibility exists that other significant changes to the Company's operations could be implemented following this review.

      As discussed in "Liquidity and Capital Resources," the Company recently secured from its lenders and the providers of its floor plan financing waivers of its non-compliance with certain financial covenants contained in its financing instruments. In addition, the Company was successful in achieving an amendment of the financial covenants to be in line with the Company's fiscal 1997 budget. However, to secure these waivers and amendments, the Company was required by the banks to accelerate the maturity date of its revolving credit and term facility to September 1, 1997. As a practical matter, this will require the Company to secure a replacement line of credit and term loan facility prior to the end of fiscal 1997. The information to be obtained from the Company's comprehensive review of its operations is expected to help ensure that the Company will be in a position to obtain the timely necessary replacement of its debt arrangements.


Results of Operations

      The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                 Three Months Ended
                                                 ------------------
                                              November 30,   November 30,
                                                 1996           1995
Net sales                                       100.0%         100.0%
Cost of sales                                    80.4           77.4
                                                -----          -----
Gross profit                                     19.6           22.6
Selling, general and administrative expense      21.0           21.7
                                                -----          -----
Operating income (loss)                          (1.4)           0.9

Interest expense                                 (0.6)          (0.6)
Interest income                                   0.0            0.0
Other income, net                                 0.0            0.2
                                                 ----           ----
                                                 (0.6)          (0.4)
                                                 ----           ----
Income (loss) before income taxes                (2.0)           0.5
Income tax expense (benefit)                     (0.8)           0.2
                                                 ----           ----
Net income (loss)                                (1.2)%          0.3%
                                                 ====           ====

Three Months Ended November 30, 1996 as Compared to Three Months Ended
 November 30, 1995

      Net sales for the three months ended November 30, 1996 decreased 16.7% to $65.8 million compared to $79.0 million for the same period in 1995. Comparable retail store sales for the three months ended November 30, 1996 decreased by 15.9%. The decline in sales reflects the combined impact of the general weakness in the retail consumer electronics industry, increased competition in many of the Company's principal markets, a slowdown in the development of new products in consumer electronic categories and reduced spending levels of consumers for non-essential goods due to record high debt levels.

      Extended warranty revenue recognized under the straight-line method (applicable to those extended warranty contracts sold prior to August 1, 1995) was $1.7 million and $2.4 million for the quarters ended November 30, 1996 and 1995, respectively. Extended warranty expenses for these same periods were $1.1 million and $1.5 million, respectively, before any allocation of other selling, general and administrative expenses. Since August 1, 1995, the Company has sold to an unaffiliated third party all extended warranty service contracts sold by the Company to customers on or after such date. The Company records the sale of these contracts, net of any related sales commissions and the fees paid to the third party, as a component of net sales and immediately recognizes revenue upon the sale of such contracts. Although the Company sells these contracts at a discount, the amount of the discount approximates the cost the Company would incur to service these contracts, while transferring the full obligation for future services to a third party. Net revenue from extended warranty contracts sold to the third party for the quarters ended November 30, 1996 and 1995 was $1.9 million and $2.6 million, respectively, representing a decrease of 28% in total warranty revenue recognized (both under the straight-line method and from sales to the third party) from the same period in 1995.

      Gross profit for the three months ended November 30, 1996 was $12.9 million or 19.6% of net sales as compared to $17.9 million, or 22.6% of net sales for the comparable period in the prior year. The gross profit percentage decrease was primarily driven by a combination of soft demand affecting the retail industry generally, increased competition (both in number of competitors and corresponding increased price competition) and a change by vendors in the type of incentive programs offered, with vendors generally offering lower levels of rebates. In addition, the Company also experienced a continued shift in product sales to the personal computer and home office categories, which are lower margin items.

      Selling, general and administrative expenses were $13.8 million or 21.0% of net sales for the three months ended November 30, 1996 as compared to $17.1 million, or 21.7% of net sales for the comparable period in the prior year. This percentage decrease was primarily due to increased vendor funding to offset advertising expenses, as well as an increase as a percentage of sales in promotional and other fees derived from the Company's private label credit card program as such fees remained constant in an environment of declining net sales. The Company also experienced a decrease in the amortization of pre-opening expenses, due to the fact that no new stores have been opened since August 1995.

      The Company's effective income tax rate was 38.0% and 37.9% for the three months ended November 30, 1996 and 1995, respectively.

      Net loss for the three months ended November 30, 1996 was $806,000 (or $.14 per share) compared to net income of $275,000 (or $.05 per share) for
the same period in the prior  fiscal  year.   The first quarter loss reflects
the impact of intense competition in a weak retail industry and the other factors that had a negative impact on gross profits as discussed above. Poor results from two stores that management has decided to close contributed 38% of the Company's net loss for the 1996 period.


Liquidity and Capital Resources

      Net cash used in operating activities was $7.5 million for the three months ended November 30, 1996, as compared to cash used in operating activities of $1.6 million for the three months ended November 30, 1995. The use of cash in both periods was primarily due to increases in merchandise inventory and receivables which were not completely offset by the related increase in accounts payable as the Company prepared for the Christmas selling season. The increase in cash used for the 1996 period over the 1995 period was due to the Company's prepayment of borrowings under its floor plan financing arrangements to take advantage of the more favorable interest rate under its bank line of credit facility. As of November 30, 1996, the Company used several "floor plan" finance companies to finance the majority of its merchandise purchases. The Company has an aggregate borrowing limit with these finance companies of approximately $105 million and it collateralizes the outstanding borrowings with merchandise inventory and certain receivables. Payment terms under these agreements range from 50 to 120 days. In addition, the Company finances inventory purchases through open-account arrangements with various vendors. As of November 30, 1996, the Company was not in compliance with certain of the financial covenants contained in one of its floor plan financing arrangements, but the Company has secured a waiver of these covenants from the finance company.

      The Company's long-term debt as of November 30, 1996 consisted of two term loans, one with a financial institution and the other with three banks. The principal balance of the term loan with the financial institution, which was $4.1 million at November 30, 1996, accrues interest, payable monthly, at the average weekly yield of 30 Day Commercial paper plus 1.80% (7.19% at November 30, 1996) with the balance of all outstanding principal due and payable at maturity on August 30, 2002. Outstanding amounts pursuant to this agreement are collateralized by the furniture, fixtures and equipment of the Company. Under its terms as of November 30, 1996, the term loan with the banks accrues interest, payable quarterly, at the Prime Rate, with the balance of all outstanding principal due and payable at maturity on August 31, 1998. Outstanding amounts pursuant to this agreement are collateralized by the Company's real estate. The outstanding principal balance and applicable interest rate on this term loan as of November 30, 1996 were $15.3 million and 8.25% (the Prime Rate), respectively.

      As part of the agreement with the banks, as of November 30, 1996 the Company also has available to it a $10 million line of credit. This line of credit accrues interest at the same rate as the bank term loan; however, interest is payable monthly. As of November 30, 1996, the Company had borrowings of $9.3 million outstanding on the line of credit. During periods of peak purchasing, the Company uses this line of credit to finance purchases.

      Both of these loan facilities contain certain restrictive covenants which require the Company to maintain minimum tangible net worth, as well as maximum debt to tangible net worth and minimum fixed charge coverage ratios. The term loan with the banks also contains a provision which prohibits the Company from paying dividends on its common stock. As of November 30, 1996, the Company was not in compliance with certain of the covenants contained in the bank term loan and the line of credit facility, but the Company has secured waivers of these covenants from the banks.

      On December 1, 1996, the term loan and line of credit facility with the banks was amended to (i) accelerate the maturity date on both facilities from August 31, 1998 to September 1, 1997, (ii) decrease the amount available under the line of credit to $5 million from January 1, 1997 through maturity, (iii) provide waivers of the Company's noncompliance with certain financial covenants for August 31, 1996 and the first quarter of fiscal 1997, suspend certain financial covenants through maturity and amend other financial covenants in line with the Company's fiscal 1997 budget and (iv) add certain inventory collateral to secure both facilities. The Company paid a small fee to secure the waivers and also agreed to an increase in the quarterly commitment fee payable on unfunded amounts under the line of credit facility. As a result of this amendment, it will be necessary for the Company to secure a replacement line of credit and term loan facility prior to the end of fiscal 1997.

     Management believes that it will be able to timely replace this facility on terms that, in the aggregate, would not be materially more onerous than those contained in the current facility and that the initiatives it implemented in fiscal 1996, the recently begun comprehensive study of its operations and the amendment to the credit facility should, given enough time to be fully implemented, enable the Company to reduce its operating costs and become more efficient and eventually improve its financial performance if the overall conditions of the industry stabilize. However, the performance of the Company's retail industry sector has been weak for a considerable period of time and any continued deterioration in retail industry conditions could materially impair the Company's ability to replace its bank credit facility at levels necessary to sustain the Company's current level of operations or at the current interest rate of such facility. In addition, the possibility exists that significant changes to the Company's operations could be implemented following the receipt of the results of the current comprehensive study, and no assurance can be given that measures that have already been implemented or any measures that may be implemented following the current study will be effective in improving the Company's performance.


      During the three months ended November 30, 1996 and 1995 the Company's net cash provided by financing activities was $9.1 million and $3.3 million, respectively. The primary source of cash during these periods was borrowings under short-term borrowing arrangements.

      The Company incurred capital expenditures of $670,000 and $238,000 during the three months ended November 30, 1996 and 1995, respectively, primarily in connection with equipment purchases and leasehold improvements funded with short-term borrowings.

      In addition to its available line of credit discussed above, the Company believes that its existing funds and its vendor and inventory financing arrangements are sufficient to satisfy its expected cash requirements in fiscal 1997 and, assuming a replacement for the bank term loan and line of credit facility is secured by the end of fiscal 1997, for the foreseeable future.

Impact of Inflation

      In management's opinion, inflation has not had a material impact on the Company's financial results for the three months ended November 30, 1996 and 1995. Technological advances coupled with increased competition have caused prices on many of the Company's products to decline. Those products that have increased in price have in most cases done so in proportion to current inflation rates. Management does not anticipate that inflation will have a material impact on the Company's financial results in the future.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      There have been no material developments during the three months ended November 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

         3.1  Amended and  Restated Articles  of Incorporation of the  Company
              (1), as amended by  Articles of Amendment dated  January 3, 1995
              (2).

         3.2  Composite By-laws of the Company, as of October 4, 1996.

         10.1 Second Amended and Restated Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Plan dated January 12, 1996(3), as amended by Amendment No. 1 dated October 4, 1996.

         27.1 Financial Data Schedule
         __________
         (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-56796) filed with the Commisssion on January 6, 1993.

         (2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1995.

         (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.

         __________

      (b)  Reports on Form 8-K.
         No reports on Form 8-K have been filed during the three months ended November 30, 1996.



              CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.


January 14, 1997        /s/ Anthony P. Campo
                        -----------------------------------
                        Anthony P. Campo
                        Chairman of the Board, Chief Executive Officer,
                        and Director


                        /s/ Wayne J. Usie
                        -----------------------------------
                        Wayne J. Usie
                        Chief Financial Officer and Secretary



                                EXHIBIT INDEX

                                                                 SEQUENTIALLY
EXHIBIT NO.                   DESCRIPTION                        NUMBERED PAGE
-----------                   -----------                        -------------
   3.1 Amended and Restated Articles of Incorporation of the Company (1), as amended by Articles of Amendment dated January 3, 1995(2).

   3.2        Composite By-laws of the Company, as of October
              4, 1996.

  10.1        Second  Amended and Restated  Campo Electronics,
              Appliances and Computers, Inc. 1992 Stock Incentive
              Plan dated January 12, 1996(1), as amended by Amendment No. 1 dated October 4, 1996.

  27.1        Financial Data Schedule
___________

(1)  Incorporated by reference from the Company's Registration
     Statement on Form S-1 (Registration No. 33-56796) filed with the Commisssion on January 6, 1993.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1995.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.