Form 10-Q
period 1997-02-28
CAMPO ELECTRONICS APPLIANCES & COMPUTERS INC
filed 1997-04-21
CIK 895693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


(Mark One)


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997

                                   OR


        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-21192


             CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
         ------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


         LOUISIANA                                       72-0721367
-------------------------------                      -------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

109 NORTH PARK BLVD., COVINGTON, LOUISIANA                 70433
-------------------------------------------              ----------
(Address of Principal Executive Offices)                 (Zip Code)

                                (504) 867-5000
             --------------------------------------------------
             Registrant's Telephone Number, Including Area Code


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X     No


At April 9, 1997, there were 5,566,906 shares of common stock, $.10 par value, outstanding.



             CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.

                                   INDEX


Part I.    Financial Information                                     Page

           Item 1.  Financial Statements

           Statements of Operations -
             Three and Six Months Ended February  28, 1997
             and February 29, 1996                                     3

           Balance Sheets -
             February 28, 1997, August 31, 1996 and February
             29, 1996                                                  4

           Statements of Cash Flows -
             Six Months Ended February 28, 1997 and February
             29, 1996                                                  5

           Notes to Financial Statements                               6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      8

Part II.   Other Information

           Item 1.  Legal Proceedings                                 14

           Item 6.  Exhibits and Reports on Form 8-K                  14

           Signatures                                                 15


             CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.

                    STATEMENTS OF OPERATIONS (UNAUDITED)

 FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                      Three Months Ended           Six Months Ended
                                  February 28,  February 29,  February 28,  February 29,
                                      1997          1996          1997          1996
                                      ----          ----          ----          ----
Net sales                         $78,294,573   $89,865,122   $144,057,316  $168,820,602
Cost of sales (Notes 3, 4 & 5)     66,611,690    71,566,894    119,504,605   132,645,138
                                 ------------   -----------   ------------  ------------
  Gross profit                     11,682,883    18,298,228     24,552,711    36,175,464

Selling, general and
  administrative expenses          22,316,073    17,182,240     36,114,926    34,279,294
  (Notes 3 & 5)                  ------------   -----------   ------------  ------------

  Operating income (loss)         (10,633,190)    1,115,988    (11,562,215)    1,896,170

Other income (expense):
  Interest expense                   (511,291)     (485,507)      (960,807)     (978,356)
  Interest income                      45,080        39,008         64,782        74,015
  Other income, net                  (107,511)       98,807        (48,771)      219,806
                                 ------------   -----------   ------------  ------------
                                     (573,722)     (347,692)      (944,796)     (684,535)
                                 ------------   -----------   ------------  ------------
Income (loss) before income
  taxes                           (11,206,912)      768,296    (12,507,011)    1,211,635

Income tax expense (Note 6)         3,184,000       300,000      2,690,000       473,000
                                 ------------   -----------   ------------  ------------

Net income (loss)                ($14,390,912)     $468,296   ($15,197,011)     $738,635
                                 ============   ===========   ============  ============

Per share data:
Net income (loss) per share            ($2.59)        $0.08         ($2.73)        $0.13
                                       =======        =====         =======        =====
Weighted average number of
    common shares outstanding        5,566,906    5,566,906      5,566,906     5,566,906
                                     =========    =========      =========     =========

   The accompanying notes are an integral part of these financial statements.


             CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                         BALANCE SHEETS (UNAUDITED)

                                        February 28,   August 31,  February 29,
                                           1997           1996        1996
                                           ----           ----        ----
ASSETS
Current assets:
    Cash and cash equivalents                77,647     3,303,822     2,023,172
    Investments in marketable
      securities                            129,831       129,788       148,538
    Receivables (net of an allowance
      of $4.2 million at February 28,
      1997 and $2.9 million  at August
      31, 1996 and $1.5 million at
      February 29, 1996)                 11,294,503    14,561,102    18,633,629

    Merchandise inventory                51,759,863    56,387,842    52,081,851
    Deferred income taxes                   -----       3,033,000     3,539,782
    Other                                   862,973       471,399       638,010
                                       ------------  ------------  ------------
Total current assets                     64,124,817    77,886,953    77,064,982


Property and equipment, net              33,898,224    36,376,959    38,043,566
Deferred income taxes                       -----       1,234,000     2,654,518
Intangibles and other                     2,975,112     3,535,639     3,666,355
                                       ------------  ------------  ------------
                                       $100,998,153  $119,033,551  $121,429,421
                                       ============  ============  ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term
      debt                             $ 15,309,731  $  2,478,179  $  2,574,351
    Short-term borrowings - line
      of credit                           2,600,000       -----       9,200,000
    Accounts payable                     42,862,320    47,793,786    34,551,040
    Accrued expenses                     10,603,439     7,169,218     7,240,088
    Deferred revenue                      3,656,857     4,621,294     5,593,217
                                       ------------  ------------  ------------
Total current liabilities                75,032,347    62,062,477    59,158,696
                                       ------------  ------------  ------------

Long-term debt, less current portion      3,777,870    18,191,371    19,330,665
Deferred revenue                          3,066,101     4,650,296     6,722,958
                                       ------------  ------------  ------------
                                          6,843,971    22,841,667    26,053,623
                                       ------------  ------------  ------------
Commitments and contingencies

Shareholders' equity:
Preferred stock, 500,000 shares
  authorized, no shares issued
  or outstanding                            -----         -----         -----
Common stock, $.10 par value;
  20,000,000 shares authorized,
  5,566,906 issued and outstanding
  at February 28, 1997, August 31,
  1996 and February 29, 1996                556,691       556,691       556,691

Paid-in capital                          32,373,306    32,373,306    32,373,306
Retained earnings (deficit)             (13,808,162)    1,388,849     3,515,544
Less:  Unearned compensation                -----         -----         (50,625)
  Unrealized loss on marketable
    securities available for sale           -----        (189,439)     (177,814)
                                       ------------  ------------  ------------
    Total shareholders' equity           19,121,835    34,129,407    36,217,102
                                       ------------  ------------  ------------
                                       $100,998,153  $119,033,551  $121,429,421
                                       ============  ============  ============

   The accompanying notes are an integral part of these financial statements.


           CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                  STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE SIX MONTHS ENDED

                                                February 28,    February 29,
                                                    1997            1996
                                                    ----            ----
Cash flow from operating activities:
  Net income (loss)                            $(15,197,011)   $    738,635
Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
  Depreciation and amortization                   2,438,568       3,205,858
  Provision for uncollectible receivables         2,324,243         282,551
  Deferred income taxes                           4,267,000       1,454,052
  Store closure reserve                           5,476,247          -----
  Write down of assets held for sale                737,605          -----
  Loss on disposal of assets                        181,850          -----
  Stock awards                                       -----           16,875
  (Increase) decrease in assets:
  Receivables                                       942,356         487,495
  Merchandise inventory                           4,627,979       8,176,556
  Other current assets                             (637,437)        113,199
  Increase (decrease) in liabilities:
  Accounts payable                               (4,931,466)    (19,752,727)
  Accrued expenses                                 (515,318)         20,583
  Deferred revenue                               (2,548,632)     (3,649,089)
                                               ------------    ------------
  Net cash used in operating activites           (2,834,016)     (8,906,012)
                                               ------------    ------------

Cash flow from investing activities:
  Purchase of property and equipment             (1,484,736)       (486,251)
  Decrease in other assets                           77,079         (78,274)
                                               ------------    ------------
  Net cash used in investing activities          (1,407,657)       (564,525)
                                               ------------    ------------

Cash flow from financing activities:
  Increase (decrease) in long-term debt          (1,584,502)       (811,611)
  Borrowings under line of credit                22,750,000      42,100,000
  Repayments under line of credit               (20,150,000)    (32,900,000)
                                               ------------    ------------
  Net cash provided by financing
    activities                                    1,015,498       8,388,389
                                               ------------    ------------

Net increase in cash and cash equivalents        (3,226,175)     (1,082,148)
Cash and cash equivalents at beginnning
  of period                                       3,303,822       3,105,320
                                               ------------    ------------
Cash and cash equivalents at end of period     $     77,647    $  2,023,172
                                               ============    ============

Cash paid during the period for:
  Interest expense                             $  1,166,759    $    696,541
                                               ============    ============
  Income taxes                                 $     26,000    $     84,020
                                               ============    ============

Supplemental schedule of non-cash
  investing and financial activities:
    Assets acquired under capital lease        $    285,701          -----
                                               ============    ============

The accompanying notes are an integral part of these financial statements.


           CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


(1)  Basis of Presentation

      The information for the three and six months ended February 28, 1997 and February 29, 1996 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.

      The results of operations for the three and six months ended February 28, 1997 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 1997.

(2) Current portion of long-term debt and short-term borrowings under line of credit

      The Company's term loan and line of credit facility with the banks was amended in December, 1996 to (i) accelerate the maturity date on both facilities from August 31, 1998 to September 1, 1997, (ii) decrease the amount available under the line of credit to $5 million from January 1, 1997 through maturity, (iii) provide waivers of the Company's noncompliance with certain financial covenants at August 31, 1996 and the first quarter of fiscal 1997, suspend certain financial covenants through maturity and amend other financial covenants to be in line with the Company's fiscal 1997 budget and (iv) add certain inventory collateral to secure both facilities. The Company paid a small fee to secure the waivers and also agreed to an increase in the quarterly commitment fee payable on unfunded amounts under the line of credit facility.

      As a result of this amendment, it will be necessary for the Company to secure a replacement line of credit and term loan facility prior to the end of fiscal 1997. Although management believes it will ultimately be successful in obtaining a replacement facility, the Company has not yet secured such facility. In addition, as of February 28, 1997, the Company was not in compliance with one of the amended financial covenants and on April 21, 1997 requested a waiver of this covenant from the banks but has not yet received such a waiver.

      The Company's projections indicate that, during the fourth quarter of fiscal 1997, it will experience periodic cash shortfalls from operations that will require it to aggressively collect and manage its available cash resources. Management believes that the Company has sufficient cash and financial flexibility to overcome the anticipated cash shortfalls prior to obtaining the replacement credit facility referred to above, but any further deterioration in the Company's performance could adversely impact the Company's ability to fulfill its cash obligations.

      Management believes that it will not be possible to maintain the Company's operations at current levels on an ongoing basis unless there is a reversal in the trend of declining operating performance, and the Company is successful in obtaining a replacement credit facility providing a line of credit of at least $10 million. Since the achievement of either of these objectives cannot be assured, management is evaluating other strategic options, including further downsizing and additional store closures. In order for any such downsizing to restore the Company's profitability and achieve a desirable level of positive cash flow, concessions or consents from certain of the Company's landlords and lenders would be required. If the Company determines that corporate downsizing is the most viable available option, and if it is unsuccessful in obtaining adequate concessions through direct negotiation or other means, then the Company would aggressively seek whatever restructuring alternatives are available.

(3)  Store closures

      As a result of its comprehensive review of operations to restore profitability, the Company has recorded a charge for the closing of two stores located in Huntsville, Alabama and Jackson, Mississippi in the amount of approximately $6.7 million. The charge is to recognize a liability for future lease payments and losses on disposal of merchandise and fixed assets located at the two stores, a loss on the write-down to fair value of one of the Company's warehouses that is under contract for sale and costs associated with the Company's previous plans to construct a distribution center.

(4)  Allowance for doubtful accounts

      The Company has recorded an increase to its allowance for doubtful accounts in the amount of $1.9 million. The increase in the allowance was necessary as it has become increasingly difficult to collect from vendors amounts due on volume rebates, returned merchandise, cooperative advertising rebates, and invoice price differences and consumer receivables.

(5)  Additional charges resulting from technology enhancements

      As a result of its comprehensive review of operations to restore profitability, the Company has recorded a charge in the amount of $700,000 relating to the future lease payments on a computer system that has been replaced. As a result of the new technology that allows for better inventory control, the Company identified, and has recorded a charge for, obsolete and damaged goods in the amount of $1.5 million that the Company will sell below cost or scrap. Previously, the Company was recognizing these inventory adjustments through special sales events semi-annually.

(6)  Income taxes

      The Company has recorded a valuation allowance in the amount of $7.4 million for that portion of the net deferred tax asset that cannot be realized by carrybacks or offsetting deferred tax liabilities. The valuation allowance is based upon management's conclusion that sufficient positive evidence does not exist as defined in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, regarding the Company's ability to realize certain deferred tax assets and carryforward items. As a result of the valuation allowance, income tax expense was approximately $3.2 million and $2.7 million for the three and six-month periods ended February 28, 1997.

(7)  Subsequent events

      On March 24, 1997, Anthony P. Campo stepped down as Chairman and Chief Executive Officer, and the Board of Directors named Rex O. Corley, Jr., President and Chief Operating Officer, as Acting Chairman and Chief Executive Officer. Mr. Campo will remain a member of the Board of Directors.

     Three new persons have also been added to the Board of Directors - Donald T. Bollinger, Anthony J. Correro, III, and David Ducote. Bollinger is the Chairman and Chief Executive Officer of Bollinger Shipyards and serves on the Boards of Directors of Tidewater, Inc. and Banc One, Louisiana Corporation. Active in the community, he is a member of the Dock Board, Port of New Orleans. Correro is a senior partner with the New Orleans law firm of Correro Fishman Haygood Phelps Weiss Walmsley & Casteix, L. L .P. He serves on the Boards of Directors of T. L. James & Co. and Avondale Industries, Inc. Ducote is Chief Executive Officer of Tchoupitoulas Partners, a private investment firm. He is also a Director of Southern Parking Systems, Inc.



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

      The Company's comparable store sales declined by 11.3% for the quarter ended February 28, 1997 as compared to the same period last year, continuing a trend that began in the third quarter of fiscal 1995. The decline in comparable store sales reflects the combined impact of the general weakness in the retail consumer electronics industry, increased competition in many of the Company's principal markets, a slowdown in the development of new products in consumer electronic categories and reduced spending levels by consumers for non-essential goods believed to be due to record high consumer debt levels.

      The relatively soft level of consumer demand within the consumer electronics and appliance industry has created a highly competitive and promotional climate, which, in turn, has had a negative impact on the Company's gross profit margins. Other factors causing the Company's margins to decline during the quarter ended February 28, 1997 were decreased vendor rebates due to the Company's lower volume of purchases and an increase in promotional costs as a percent of sales due to increased use of discounting, no interest financing and other promotional efforts to maintain sales volumes in the challenging environment described above.

      As previously disclosed, the poor performance of the retail industry and the Company over an extended period led management during fiscal 1996 to review the Company's operations and to explore methods to improve
operational  efficiency  and  reduce  costs.   To   that  end,  the  Company
implemented several initiatives designed to improve the Company's operations. Although management believes that these measures have begun to have a positive impact, the Company's comparable store sales have continued to decline as retail industry conditions have continued to deteriorate, leading management to conclude during the first quarter of fiscal 1997 that a comprehensive review of the Company's operations was appropriate for the purpose of developing a long-term strategic plan. This process, which began in the first quarter of fiscal 1997, continues, and although a comprehensive strategic plan has not yet been completed, certain measures, including technological enhancements, have been taken and strategies identified to improve the Company's performance.

      One immediate action that was identified and taken by the Company was the closure of two unprofitable stores in the second quarter of fiscal 1997, which required a non-recurring charge associated with these closures. In addition, during the comprehensive review mentioned above, it became apparent that other adjustments would be appropriate in the second quarter as part of certain overall strategic changes to the Company's operations. The total of these charges in the second quarter of fiscal 1997 was approximately $16.7 million, consisting of (i) a charge of approximately $6.7 million associated with the store closures mentioned above, as well as an increase to the reserve for a previously closed store, (ii) charges of approximately $2.6 million relating to certain overall strategic changes made to the Company's operations and (iii) a charge for the establishment of a deferred tax valuation allowance of $7.4 million, which resulted in an income tax expense of approximately $3.2 million.

      The store closure charge consists primarily of the present value of future rent payments for the two stores closed and an adjustment of the reserve for a previously closed store which the Company has been unable to sublet. Also included in the $6.7 million charge is the write-off of the associated leasehold improvements and inventory shrinkage related to the stores closed, which, because such shrinkage was directly related to the store closures, the Company charged directly to expense in the second quarter. The rent and leasehold improvements write-off is reflected in selling, general and administrative expenses and the shrinkage charge is reported in cost of sales. Finally, the $6.7 million charge also includes a loss of $511,000 to reflect the sale by the Company of a Company-owned warehouse, and the write-off of certain capital expenditures incurred during the initial stages of a study to construct a centralized distribution facility. The loss on the sale of the warehouse reflects the difference between the net book value and sale price of the warehouse. The Company also recorded commission fees and incidental costs of $109,000 related to this sale in the second quarter of fiscal 1997. These charges are recorded in selling, general and administrative expenses.

      Included in the $2.6 million charges related to overall strategic changes is a $1.5 million inventory obsolescence reserve as a result of the Company's conversion to a new inventory management system. The Company has historically revalued its inventory to reflect obsolescence and other loss in inventory value through the use of semi-annual warehouse sales. The Company is now implementing bar-coding technology, which enhances inventory tracking and valuation. The inventory charge, which is recorded in cost of sales, is primarily an acceleration of a charge the Company would have expected to take at a later date if it had continued with its previous inventory management system. The Company has also recorded a charge in selling, general and administrative expenses in the amount of $666,000 related to a computer system that has been replaced.

      In addition to the store closure charges and charges relating to the overall strategic changes to the Company's operations discussed above, the Company increased by $2.3 million its reserve allowances for vendor and consumer receivables. Approximately $1.9 million of the increase is due to the deterioration in collections from vendors and consumers.

      As discussed in "Liquidity and Capital Resources," the Company is not in compliance with certain previously amended financial covenants contained in its financing instruments, nor has the Company replaced its current credit facility, which expires on September 1, 1997. In addition, the Company is expected to experience periodic cash shortfalls from operations during the fourth quarter of fiscal 1997 that will require it to aggressively collect and manage its available cash resources. Management believes that the Company has sufficient cash and financial flexibility to overcome the anticipated cash shortfalls prior to obtaining a replacement credit facility and is evaluating all of its options and will make a decision in the third quarter of fiscal 1997 as to the handling of the expected cash shortfall. See "Liquidity and Capital Resources."


Results of Operations

      The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                    Three Months Ended          Six Months Ended
                                    ------------------          ----------------
                                 February 28,  February 29,  February 28,  February 29,
                                    1997          1996          1997          1996
                                    ----          ----          ----          ----
Net sales                          100.0%        100.0%        100.0%        100.0%
Cost of sales                       85.1          79.7          83.0          78.6
                                   -----         -----         -----         -----
Gross profit                        14.9          20.3          17.0          21.4
Selling, general and
  administrative expense            28.5          19.1          25.0          20.3
                                   -----         -----         -----         -----
Operating income (loss)            (13.6)          1.2          (8.0)          1.1

Interest expense                    (0.7)         (0.5)         (0.7)         (0.6)
Interest income                      0.1           0.0           0.0           0.0
Other income, net                   (0.1)          0.1          (0.0)          0.1
                                   -----         -----         -----         -----
                                    (0.7)         (0.4)         (0.7)         (0.4)
                                   -----         -----         -----         -----
Income(loss) before income taxes   (14.3)          0.8          (8.7)          0.7
Income tax expense (benefit)         4.1           0.3           1.9           0.3
                                   -----         -----         -----         -----
Net income (loss)                  (18.4)%         0.5%        (10.6)%         0.4%
                                   =====         =====         =====         =====

Three Months Ended February 28, 1997 as Compared to Three Months Ended
   February 29, 1996

      Net sales for the three months ended February 28, 1997 decreased 12.9% to $78.3 million compared to $89.9 million for the same period in 1996. Comparable retail store sales for the three months ended February 28, 1997 decreased by 11.3%. The decline in sales reflects the combined impact of the general weakness in the retail consumer electronics industry, increased competition in many of the Company's principal markets, a slowdown in the development of new products in consumer electronic categories and reduced spending levels by consumers for non-essential goods believed to be due to record high consumer debt levels.

      Extended warranty revenue recognized under the straight-line method (applicable to those extended warranty contracts sold prior to August 1,
1995) was $1.5 million and $2.2 million for the quarters ended February 28, 1997 and February 29, 1996, respectively. Extended warranty expenses for these same periods were $886,000 and $1.3 million, respectively, before any allocation of other selling, general and administrative expenses. Since August 1, 1995, the Company has sold to an unaffiliated third party all extended warranty service contracts sold by the Company to customers on or after such date. The Company records the sale of these contracts, net of any related sales commissions and the fees paid to the third party, as a component of net sales and immediately recognizes revenue upon the sale of such contracts. Although the Company sells these contracts at a discount, the amount of the discount approximates the cost the Company would incur to service these contracts, while transferring the full obligation for future services to a third party. Net revenue from extended warranty contracts sold to the third party for the quarters ended February 28, 1997 and February 29, 1996 was $2.3 million and $2.7 million, respectively. The decline in net revenue from the sale of extended warranties is a direct result of the reduced level of retail store sales.

      Gross profit for the three months ended February 28, 1997 was $11.7 million or 14.9% of net sales as compared to $18.3 million, or 20.3% of net sales for the comparable period in the prior year. Excluding the charges described above in the "Overview", gross profit for the three months ended February 28, 1997 would have been $13.8 million or 17.6% of net sales. The gross profit percentage decrease was primarily driven by a combination of soft demand affecting the retail industry generally, increased competition (both in number of competitors and corresponding increased price competition) and decreased vendor rebates due to the Company's lower volume of purchases. The Company also experienced an increase in promotional costs as a percent of sales due to increased use of discounting, no interest financing and other promotional efforts to maintain sales volumes in the challenging environment described above.

      Selling, general and administrative expenses were $22.3 million or 28.5% of net sales for the three months ended February 28, 1997 as compared to $17.2 million, or 19.1% of net sales for the comparable period in the prior year. Excluding the charges described above in "Overview", selling, general and administrative expenses would have been $15.4 million or 19.7% of net sales. This percentage increase was primarily due to decreased vendor funding to offset advertising expenses. The Company also experienced a decrease as a percentage of sales in promotional and other fees derived from the Company's private label credit card program.

      The Company's effective income tax rate was (28.4%) and 39.0% for the three months ended February 28, 1997 and February 29, 1996, respectively. The effective income tax rate for the three months ended February 28, 1997 resulted from a valuation allowance of $7.4 million, which was recorded during the second quarter.

Six Months Ended February  28, 1997 as Compared to Six Months Ended
   February 29, 1996

      Net sales for the six months ended February 28, 1997 decreased 14.7% to $144.1 million compared to $168.8 million for the same period in 1996. Comparable retail store sales for the six months ended February 28, 1997 decreased by 13.4%. The decline in sales reflects the combined impact of the general weakness in the retail consumer electronics industry, increased competition in many of the Company's principal markets, a slowdown in the development of new products in consumer electronic categories and reduced spending levels by consumers for non-essential goods believed to be due to record high consumer debt levels.

      Extended warranty revenue recognized under the straight-line method (applicable to those extended warranty contracts sold prior to August 1,
1995) was $3.2 million and $4.6 million for the six months ended February 28, 1997 and February 29, 1996, respectively. Extended warranty expenses for these same periods were $2.0 million and $2.8 million, respectively, before any allocation of other selling, general and administrative expenses. Net revenue from extended warranty contracts sold to the third party for the six months ended February 28, 1997 and February 29, 1996 was $4.2 million and $5.3 million, respectively. The decline in net revenues from the sale of extended warranties is a direct result of the reduced level of retail store sales.

      Gross profit for the six months ended February 28, 1997 was $24.6 million or 17.0% of net sales as compared to $36.2 million, or 21.4% of net sales for the comparable period in the prior year. Excluding the charges described above in "Overview", gross profit for the six months ended February 28, 1997 would have been $26.6 million or 18.5% of net sales. The gross profit percentage decrease was primarily driven by a combination of soft demand affecting the retail industry generally, increased competition (both in number of competitors and corresponding increased price competition) and decreased vendor rebates due to the Company's lower volume of purchases.

      Selling, general and administrative expenses were $36.1 million or 25.0% of net sales for the six months ended February 28, 1997 as compared to $34.3 million, or 20.3% of net sales for the comparable period in the prior year. Excluding the charges described above in "Overview", selling, general and administrative expenses would have been $29.2 million or 20.3% of net sales.

      The Company's effective income tax rate was (21.5%) and 39.0% for the six months ended February 28, 1997 and February 29, 1996, respectively. The effective income tax rate for the six months ended February 28, 1997 resulted from a valuation allowance of $7.4 million, which was recorded during the second quarter.

Liquidity and Capital Resources

      Net cash used in operating activities were $2.8 million and $8.9 million for the six months ended February 28, 1997 and February 29, 1996 respectively, while net cash provided by financing activities for the same comparable periods was $1.0 million and $8.4 million, respectively. The shortfall in cash from operations for both periods reflects the reduced level of sales by the Company.

      As of February 28, 1997, the Company used several "floor plan" finance companies to finance the majority of its merchandise purchases. The Company has an aggregate borrowing limit with these finance companies of approximately $105 million and it collateralizes the outstanding borrowings with merchandise inventory and certain receivables. Payment terms under these agreements range from 15 to 120 days. In addition, the Company finances inventory purchases through open-account arrangements with various vendors. As of February 28, 1997, the Company was not in compliance with one of the financial covenants contained in one of its floor plan financing arrangements and on April 21, 1997 the Company requested a waiver of this covenant from the floor plan finance company but has not yet received such a waiver.

      The Company's credit facilities as of February 28, 1997 consisted primarily of two term loans, one with a financial institution and the other with three banks. The principal balance of the term loan with the financial institution, which was $4.0 million on February 28, 1997, accrues interest, payable monthly, at the average weekly yield of 30 day commercial paper plus 1.80% (7.19% at February 28, 1997) with the balance of all outstanding principal due and payable at maturity on August 30, 2002. A portion of the furniture, fixtures and equipment of the Company collateralizes outstanding amounts pursuant to this agreement. The term loan with the banks accrues interest, payable quarterly, at the prime rate, with the balance of all outstanding principal due and payable at maturity on September 1, 1997. Outstanding amounts pursuant to this agreement are collateralized by the Company's real estate and certain inventory. The outstanding principal and applicable interest rate on this term loan at February 28, 1997 were $14.5 million and 8.25% (the prime rate), respectively.

      As part of the agreement with the banks, as of February 28, 1997 the Company also has available to it a $5 million line of credit. This line of credit accrues interest at the same rate as the bank term loan; however, interest is payable monthly. As of February 28, 1997, the Company had borrowings of $2.6 million outstanding on the line of credit. During periods of peak purchasing, the Company uses this line of credit to finance purchases.

      Both of these loan facilities contain certain restrictive covenants, which require the Company to maintain minimum tangible net worth, as well as maximum debt to tangible net worth and minimum fixed charge coverage ratios. The term loan with the banks also contains a provision which prohibits the Company from paying dividends on its common stock. As stated in the notes to the financial statements, on December 1, 1996, the term loan and line of credit facility with the banks was amended, among other things, to (i) accelerate the maturity date on both facilities from August 31, 1998 to September 1, 1997, and (ii) decrease the amount available under the line of credit to $5 million from January 1, 1997 through maturity. As a result of this amendment, it will be necessary for the Company to secure a replacement line of credit and term loan facility prior to the end of fiscal 1997. Although management believes it will ultimately be successful in obtaining a replacement facility, the Company has not yet secured such facility. As of February 28, 1997, the Company was not in compliance with one of the amended covenants contained in the bank credit facility and on April 21, 1997 the Company requested a waiver of this covenant from the banks but has not yet received such a waiver.

      The Company has experienced declining comparable store sales since the third quarter of fiscal 1995 resulting in the Company's reporting of a net loss of $1.4 million for fiscal 1996 and a net loss of $15.2 million for the first six months of fiscal 1997 (after the charges discussed in "Overview" totaling $16.7 million). In addition, for the six months ended February 28, 1997, net cash used in operating activities by the Company was approximately $2.8 million, leaving the Company with a cash balance of approximately $77,000 as of February 28, 1997. Finally, as mentioned above, the amount available under the Company's revolving line of credit has been reduced to $5 million and most of the Company's assets have been pledged to secure its current credit arrangements. As of April 13, 1997, the Company had the full amount borrowed under such facility, and had a cash balance of approximately $3.1 million.

      The Company's projections indicate that, during the fourth quarter of fiscal 1997, it will experience periodic cash shortfalls from operations that will require it to aggressively collect and manage its available cash resources. Management believes that the Company has sufficient cash and financial flexibility to overcome the anticipated cash shortfalls prior to obtaining a replacement credit facility, but any further deterioration in the Company's performance could adversely impact the Company's ability to fulfill its cash obligations. Management believes, after consultation with its tax advisors, that it will be entitled to a federal income tax refund following the end of the fiscal year, and that it may be possible to pledge or otherwise use the anticipated refund during the fourth quarter to obtain cash in an amount that may eliminate the Company's projected cash shortfall. However, there can be no assurance that the income tax refund will secure sufficient cash, if any, to cover such shortfall.

      As noted above, in the first quarter of fiscal 1997, management commenced a comprehensive study of the Company's operations for the purpose of developing a plan to improve the Company's performance and cash position. Management also implemented several initiatives in fiscal 1997 designed to reduce costs, improve the efficiency of the Company's operations and increase profit margins, and it closed two clearly unprofitable store locations in the second quarter of fiscal 1997. Although a comprehensive plan is not yet complete, management believes that it will not be possible to maintain the Company's operations at current levels on an ongoing basis unless there is a reversal in the trend of declining operating performance, and the Company is successful in obtaining a replacement credit facility providing a line of credit of at least $10 million. Since the achievement of either of these objectives cannot be assured, management is evaluating other strategic options, including further downsizing and additional store closures. In order for any such downsizing to restore the Company's profitability and achieve a desirable level of positive cash flow, concessions or consents from certain of the Company's landlords and lenders would be required. If the Company determines that corporate downsizing is the most viable available option, and if it is unsuccessful in obtaining adequate concessions through direct negotiation or other means, then the Company would aggressively seek whatever restructuring alternatives are available.

      During the six months ended February 28, 1997 and February 29, 1996 the Company's net cash provided by financing activities was $1.0 million and $8.4 million, respectively. The primary source of cash during these periods was borrowing under short-term borrowing arrangements.

      The Company incurred capital expenditures of $1.5 million and $486,000 during the six months ended February 28, 1997 and February 29, 1996, respectively, primarily in connection with equipment purchases and leasehold improvements funded with short-term borrowings.


Impact of Inflation

      In management's opinion, inflation has not had a material impact on the Company's financial results for the three and six months ended February 28, 1997 and February 29, 1996. Technological advances coupled with increased competition have caused prices on many of the Company's products to decline. Those products that have increased in price have in most cases done so in proportion to current inflation rates. Management does not anticipate that inflation will have a material impact on the Company's financial results in the future.



                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      There have been no material developments during the three months ended February 28, 1997.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
        3.1  Amended and Restated Articles of  Incorporation  of the Company
             (1),  as  amended  by Articles of Amendment dated January  3,
             1995(2).
        3.2  Composite By-laws of the Company, as of October 4, 1996.(3)
        27   Financial Data Schedule
        __________

        (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-56796) filed with the Commission on January 6, 1993.
        (2)  Incorporated by reference  from  the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1995.
        (3)  Incorporated by reference from the  Company's  Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1996.

    (b) Reports on Form 8-K.
        A current report on Form 8-K was filed on January 23, 1997 to report the closure of two of the Company's stores.



             CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.


                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.


April 21, 1997     /s/ Rex O. Corley, Jr.
                 ------------------------------------------
                  Rex O. Corley, Jr.
                  Acting Chairman of the Board and Chief
                  Executive Officer, and President

                    /s/ Wayne J. Usie
                 ------------------------------------------
                  Wayne J. Usie
                  Chief Financial Officer and Secretary