Form 10-Q
period 1997-05-31
CAMPO ELECTRONICS APPLIANCES & COMPUTERS INC
filed 1997-07-16
CIK 895693

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON
                        JULY 16, 1997 PURSUANT TO A RULE 201 TEMPORARY
                                      HARDSHIP EXEMPTION.


                       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                          FORM 10-Q


            (Mark One)


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended May 31, 1997


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

                                                INDEX


Part I.   Financial Information                                 Page

          Item 1.  Financial Statements

                   Statements of Operations -
                   Three  and  Nine Months
                   Ended May 31, 1997 and May 31,1996             3

                   Balance Sheets -
                   May 31, 1997, August 31, 1996
                   and May 31, 1996                               4

                   Statements of Cash Flows -
                   Nine Months Ended May 31, 1997
                   and May 31, 1996                               5

                   Notes to Financial Statements                  6

          Item 2.  Management's Discussion and Analysis of
                   Financial  Condition
                   and Results of Operations                      8

Part II.  Other Information

          Item 1.  Legal Proceedings                             13

          Item 6.  Exhibits and Reports on Form 8-K              13

          Signatures                                             14




                          CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.

                                 STATEMENTS OF OPERATIONS (UNAUDITED)

             FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996


                             Three Months Ended        Nine Months Ended
                             May 31,   May 31,         May 31,   May 31,
                             1997      1996            1997      1996

Net sales                $51,029,642  $60,188,532    $195,086,958 $229,009,134
Cost of sales (Note 3)    42,822,898   47,269,251     162,327,502  179,914,389
        Gross profit       8,206,744   12,919,281      32,759,456   49,094,745


Selling, general and      14,213,776   14,745,996      50,328,703   49,025,291
administrative expenses
(Note 3)
Reorganization items         543,591        _             543,591         _
      Operating income
      (loss)              (6,550,623)  (1,826,715)    (18,112,838)      69,454


Other income (expense):
     Interest expense       (810,799)    (583,674)     (1,771,606)  (1,562,030)
     Interest income          13,074       12,021          77,856       86,036
     Other income
     (expense), net       (1,154,148)     117,280      (1,202,919)     337,086
                          (1,951,873)    (454,373)     (2,896,669)  (1,138,908)


Loss before income taxes  (8,502,496)  (2,281,088)    (21,009,507)  (1,069,454)


Income tax expense
(benefit) (Note 4)            _          (879,000)      2,690,000     (406,000)


Net loss                  ($8,502,496)($1,402,088)   ($23,699,507)  ($663,454)


Per share data:
Net income (loss)
per share                      ($1.53)     ($0.25)         ($4.26)     ($0.12)

Weighted average number of
common shares outstanding   5,566,906   5,566,906       5,566,906   5,566,906



The  accompanying  notes  are  an integral part of these financial statements.



             CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                        BALANCE SHEETS (UNAUDITED)

                            May 31,        August 31,        May 31,
                            1997           1996              1996

ASSETS
Current assets:
  Cash and cash
  equivalents            $1,964,595        $3,303,822       $2,485,028

  Investments in
  marketable securities     505,161           129,788          215,570

  Receivables (net  of
  an allowance of $4.2
  million at May 31, 1997
  and  $2.9 million at
  August  31,1996 and
  $806,000  at  May  31,
  1996)                  10,517,161        14,561,102        17,527,247

  Merchandise inventory  46,376,942        56,387,842        61,449,046

  Deferred income taxes     -----           3,033,000         1,657,377

  Other                   1,226,338           471,399           720,695
  Total current assets   60,590,197        77,886,953        84,054,963

Property and equipment,
net                      30,410,500        36,376,959        37,143,490

Deferred income taxes       -----           1,234,000         2,246,169

Intangibles and other     2,385,632         3,535,639         3,600,747
                        $93,386,329      $119,033,551      $127,045,369


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Liabilities not subject to compromise:
  Current portion of
  long-term debt        $   124,343      $  2,478,179      $  2,450,517

  Accounts payable       37,443,979        47,793,786        52,550,713

  Accrued expenses        8,336,490         7,169,218         8,052,488

  Deferred revenue        3,169,594         4,621,294         5,101,197
                         49,074,406        62,062,477        68,154,915

Liabilities subject to
compromise:
  Current portion of
  long-term debt            711,927             -                 -

  Accounts payable        4,105,363             _                 _

  Accrued expenses        4,765,461             -                 -
                          9,582,751             -                 -

Total current
liabilities              58,657,157        62,062,477       68,154,915

  Long-term debt
  not subject to
  compromise,
  less current portion   18,314,145        18,191,371       18,412,684
  Deferred revenue        2,443,165         4,650,296        5,612,759
                         20,757,310        22,841,667       24,025,443

  Long-term debt
  subject to compromise,
  less current portion    3,352,524             -                  -
Total liabilities        82,766,991         84,904,144      92,180,358
  Commitments and
  contingencies              -                  -                  -

Shareholders' equity:
Preferred stock,
500,000 shares
authorized, no shares
issued or outstanding      ______              ______         ______

Common stock, $.10 par
value; 20,000,000 shares
authorized, 5,566,906
issued and outstanding
at May 31, 1997,
August 31, 1996
and May 31, 1996            556,691            556,691         556,691

Paid-in capital          32,373,306         32,373,306      32,373,306

Retained earnings
(deficit)               (22,310,659)         1,388,849       2,113,456

Less:
Unearned compensation      -----                -----          (42,188)
  Unrealized loss on
  marketable securities
  available for sale       -----             (189,439)        (136,254)
  Total shareholders'
  equity                 10,619,338        34,129,407       34,865,011
                        $93,386,329      $119,033,551     $127,045,369

The accompanying notes are an integral part of these financial statements.



            CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
            STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE NINE MONTHS ENDED

                                                May 31,          May 31,
                                                1997             1996
Cash flow from operating activities:
  Net loss                              $     (23,699,507)      $    (663,454)

Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                 4,142,822           4,309,845
  Provision for uncollectible
  receivables                                   3,049,240           1,523,024
  Deferred income taxes                        (4,633,000)          3,717,654
  Valuation allowance for deferred tax
  assets                                        8,900,000                _
  Store closure reserve                         6,776,247                -
  Loss on disposal of investments                 305,504                -
  Loss on disposal of assets                    1,831,364                -
  Stock awards                                        -                25,313
  (Increase) decrease in assets:
  Receivables                                     994,701             353,405
  Merchandise inventory                        10,010,902          (1,190,640)
  Other current assets                         (1,050,604)             16,458
  Increase (decrease) in liabilities:
  Accounts payable                             (6,244,445)         (1,753,055)
  Accrued expenses                              1,983,192             832,983
  Deferred revenue                             (3,658,831)         (5,251,308)
  Net cash (used in) provided by
  operating activities                         (1,292,415)          1,920,225


Cash flow investing activities:
  Purchase of property and equipment           (1,686,512)           (630,084)
  Purchase of investments                        (500,000)                -
  Other                                            57,517             (57,008)
  Net cash used in investing activities        (2,128,995)           (687,092)


Cash flow from financing activities:
  Decrease in long-term debt                   (1,579,470)         (1,746,551)
  Decrease in capital lease obligation                -              (106,873)
  Borrowings under line of credit              31,850,000                -
  Repayments under line of credit             (28,188,347)               -
  Net cash provided by (used in)
  financing activities                          2,082,183          (1,853,424)


Net decrease in cash and cash equivalents      (1,339,227)           (620,291)
Cash and cash equivalents at beginning of
period                                          3,303,822           3,105,319
Cash and cash equivalents at end of
period                                          1,964,595           2,485,028


Cash paid during the period for:
  Interest expense                              1,875,788           1,463,593
  Income taxes                                     26,000             118,240


Supplemental schedule of non-cash
investing and financing activities:
  Assets acquired under capital lease   $         285,701       $       -



The accompanying notes are an integral part of these financial statements.



                          CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


(1)   Basis of Presentation

      The information for the three and nine months ended May 31, 1997 and May 31, 1996 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.

      The financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the ability to comply with debtor in possession financing agreements, confirmation of a plan of reorganization, the ability to achieve profitable operations, and the ability to generate sufficient cash flows from operations to meet its obligations.

      The results of operations for the three and nine months ended May 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 1997.

(2) Current portion of long-term debt and short-term borrowings under line of credit

      The Company's term loan and line of credit facility with the banks was amended in June 1997 to defer principal payments for one year until June 1998, to defer maturity of the facility for three years until August 31, 2000, and to remove the Company's merchandise inventory as collateral for the facility. The principal balance under the term note and the line of credit were combined into a single note with an aggregate principal balance of $17.9 million, bearing interest at 9% per annum. Until June 1998, interest only is payable monthly. Thereafter, principal payments are due quarterly, with the first payment due on September 1, 1998, and interest is due monthly. The amount of the principal payments is based on a 20 year amortization with a balloon payment due on August 31, 2000. The note is secured by the Company's real estate.

      Additionally, the Company has obtained a $3 million debtor in possession line of credit from two of its floor plan lenders. The line of credit matures in December 1998 and bears interest at prime plus 3% payable monthly, with two principal payments of $1.5 million each due December 1997 and December 1998. This line of credit, together with amounts owed under such lenders' floor plan financing arrangements, is collateralized by inventory and the Company's anticipated tax refund, as well as by a broad lien on all of the Company's other assets.

(3)   Chapter 11 Bankruptcy Proceedings

      On June 4, 1997, the Company voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As part of its reorganization plan, the Company will close by the end of July 1997 nine of its stores as well as one distribution center. The facilities that will be closed are (i) one store each in Tuscaloosa, Alabama; Longview, Texas; Texarkana, Texas; Jackson, Mississippi; Chattanooga, Tennessee; Alexandria, Louisiana; and Lafayette, Louisiana, (ii) two stores in Memphis, Tennessee and (iii) the Bessemer, Alabama warehouse.

      In connection with these closures, the Company has recorded non-recurring charges of (i) $2.0 million expected to be incurred in connection with the liquidation of inventory below cost and (ii) $1.3 million associated with the write-off of leasehold improvements at these locations. In addition, the goodwill associated with the Company's July 1993 acquisition of Shreveport Refrigeration, Inc. was reduced by $640,000 due to the closure of two locations that were part of that acquisition.

      The Company has obtained the approval of the bankruptcy court to continue to pay for utility services, certain consumer practices (including the continuation of service on existing extended warranty contracts), payroll and employee benefits, and property and liability insurance coverage. These items are recorded as accrued expenses not subject to compromise.

      The Company has secured liabilities, not subject to compromise, owed to its floor plan lenders and its bank group. The liabilities owed to the floor plan lenders are secured by the Company's merchandise inventory. The amount due on the bank note is secured by the Company's real estate holdings.

      Unsecured claims are included in the amounts listed as liabilities subject to compromise.

      The Company's projections indicate that, during the fourth quarter of fiscal 1997, it will have sufficient working capital to maintain its operations at its current reduced levels. However, inasmuch as the Company's first fiscal quarter has historically been the quarter during which the Company builds its inventory levels in advance of the Christmas selling season, the Company expects that it will require additional cash to fund such inventory purchases. Efforts are currently underway to arrange for the provision of the necessary funds through advances from the Company's inventory vendor community, although no assurance can be given that such efforts will be successful.

      The measures taken by the Company in the third fiscal quarter and June of 1997 have largely resolved the Company's short-term liquidity problem discussed in its last Form 10-Q by extending the maturity of its bank credit facility and obtaining a new line of credit from its floor plan lenders. However, the Company's cash position continues to be strained and, as discussed above, the Company will require additional sources of working capital in order to finance its operations during peak periods. Moreover, even at its current reduced levels, it would be difficult for the Company to continue to conduct its operations on an ongoing basis unless it improves its operating performance and profitability. As discussed above, efforts are underway to locate sources of additional working capital to fund the Company's peak inventory purchase requirements. In addition, the Company has recently hired a new chief executive officer with extensive retail experience who plans to continue implementing certain previously described initiatives as well as new ways in which the Campo chain and its products can be differentiated from its competitors in an effort to increase sales, improve the efficiency of its operations and increase profit margins.

(4)   Income taxes

      The Company recorded a valuation allowance in the amount of $7.4 million in the second quarter and an additional $1.5 million in the third quarter for that portion of the net deferred tax asset that cannot be realized by carrybacks or offsetting deferred tax liabilities. The valuation allowance is based upon the fact that sufficient positive evidence does not exist, as defined in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, regarding the Company's ability to realize certain deferred tax assets and carryforward items. As a result of the valuation allowance, income tax expense was $0 and approximately $2.7 million for the three and nine-month periods ended May 31, 1997.

(5)   Subsequent events

      On June 30, 1997, Rex O. Corley, Jr. resigned as President, Chief Operating Officer and Acting Chairman and Chief Executive Officer, and as a member of the Board of Directors, of the Company.

      William E. Wulfers was named President and Chief Executive Officer and a member of the Board of Directors. Since 1990, Wulfers has served as the Regional Vice President of Wal-Mart's operations in Louisiana, Arkansas, Mississippi, Virginia, North Carolina, South Carolina, Georgia and Florida.



                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      As previously disclosed, the poor performance of the retail industry and the Company over an extended period led management during fiscal 1996 to review the Company's operations and to explore methods to improve operational efficiency and reduce costs. To that end, the Company implemented several initiatives designed to improve the Company's operations. Although management believes that these measures, if given enough time, would have a positive impact, the Company's comparable store sales continued to decline as retail industry conditions have continued to deteriorate, leading management to conclude during the first quarter of fiscal 1997 that a comprehensive review of the Company's operations was appropriate for the purpose of developing a long-term strategic plan. As part of this self-evaluative process, the Company hired a consulting firm in the third quarter that specializes in turning around financially troubled companies in consumer retail industries. After evaluating and discussing with the Board of Directors several different strategic options, the consulting firm ultimately recommended to the Board a significant downsizing of the Company's operations; specifically, the closing of nine stores, in addition to two unprofitable stores that had been closed in the second quarter, and the closure of one distribution center. In addition, in order to allow the Company to fully realize the operational benefits from the closing of these facilities, the consulting firm recommended that the Company seek the protection of the federal bankruptcy laws, which the Company did by filing a voluntary petition under Chapter 11 on June 4, 1997. The Company's use of this strategic tool was primarily to allow the Company to terminate on a more favorable basis the long-term leases of the facilities identified for closure. The Chapter 11 filing was undertaken with the full cooperation and support of the Company's bank group and floor plan lenders.

      The Company is proceeding with "Going Out of Business" sales at all of the nine stores identified for closure in order to allow for the expeditious and orderly liquidation of the inventory at the highest recovery, and management expects that the store and warehouse closings will be complete by the end of July 1997. In connection with these closures, the Company has recorded non-recurring charges of (i) $2.0 million expected to be incurred in connection with the liquidation of inventory below cost, which is recorded in cost of goods sold, and (ii) $1.3 million associated with the write-off of leasehold improvements at these locations, which is recorded in other income. In addition, the goodwill associated with the Company's July 1993 acquisition of Shreveport Refrigeration, Inc. was reduced by $640,000 due to the closure of two locations that were part of that acquisition, and this charge is recorded in selling, general and administrative expenses.

      As discussed in "Liquidity and Capital Resources," the Company has amended its bank credit facility to defer principal payments for one year until June 1998, to defer maturity of the facility for three years until August 31, 2000, and to remove the Company's merchandise inventory as collateral for the facility. The Company has also obtained a $3 million line of credit from certain of its floor plan lenders. The Company's projections indicate that, during the fourth quarter of fiscal 1997, it will have sufficient working capital to maintain its operations at its current reduced levels. However, inasmuch as the Company's first fiscal quarter has historically been the quarter during which the Company builds its inventory levels in anticipation of the Christmas selling season, the Company expects that it will require additional cash to fund such inventory purchases. Efforts are currently underway to arrange for the provision of the necessary funds through advances from the Company's inventory vendor community, although no assurance can be given that such efforts will be successful. See "Liquidity and Capital Resources."

      Immediately following its filing for protection under Chapter 11, the Company experienced temporary inventory shortages largely attributable to the disruptive effect that the bankruptcy filing had on its relationships with its vendors. These inventory shortages had an adverse effect on sales and customer confidence during the first two months of the fourth quarter. The Company believes it has successfully restored its relationships with its vendors and expects that inventory levels will be rebuilt in sufficient quantities to meet customer demand by early August. In order to restore customer confidence and stimulate sales, the Company also plans to introduce a special advertising campaign in August. However, the results of operations for the fourth quarter will likely be significantly and adversely affected by this disruption as well as by the "Going out of Business" sales at its nine closing stores.




Results of Operations

      The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:


                                Three Months Ended      Nine Months Ended
                                May 31,     May 31,     May 31,     May 31,
                                1997        1996        1997        1996

Net sales                       100.00%     100.00%     100.00%     100.00%
Cost of sales                    83.92       78.54       83.21       78.56
Gross profit                     16.08       21.46       16.79       21.44
Selling, general and             28.92       24.50       26.08       21.41
administrative expense
Operating income (loss)         (12.84)      (3.04)      (9.29)       0.03

Interest expense                 (1.59)      (0.97)      (0.91)      (0.68)
Interest income                   0.03        0.02        0.04        0.04
Other income, net                (2.26)       0.19       (0.62)       0.15
                                 (3.82)      (0.76)      (1.49)      (0.49)

Income  (loss)  before income   (16.66)      (3.80)     (10.78)      (0.46)
taxes
Income tax expense (benefit)          0      (1.46)       1.38       (0.18)
Net income (loss)               (16.66)%     (2.34)%    (12.16)%     (0.28)%

Three Months Ended May 31, 1997 as Compared to Three Months Ended May 31, 1996

      Net sales for the three months ended May 31, 1997 decreased 15.2% to $51.0 million compared to $60.2 million for the same period in 1996. Comparable retail store sales for the three months ended May 31, 1997 decreased by 11.2%. The decline in sales reflects the combined impact of the general weakness in the retail consumer electronics industry, increased competition in many of the Company's principal markets, a slowdown in the development of new products in consumer electronic categories and reduced spending levels by consumers for non-essential goods believed to be due to record high consumer debt levels.

      Extended warranty revenue recognized under the straight-line method (applicable to those extended warranty contracts sold prior to August 1, 1995) was $1.4 million and $2.0 million for the quarters ended May 31, 1997 and May 31, 1996, respectively. Extended warranty expenses for these same periods were $893,000 and $1.3 million, respectively, before any allocation of other selling, general and administrative expenses. Since August 1, 1995, all extended warranty service contracts have been sold by the Company to an unaffiliated third party. The Company records the sale of these contracts, net of any related sales commissions and the fees paid to the third party, as a component of net sales and immediately recognizes revenue upon the sale of such contracts. Although the Company sells these contracts at a discount, the amount of the discount approximates the cost the Company would incur to service these contracts, while transferring the full obligation for future services to a third party. Net revenue from extended warranty contracts sold to the third party for the quarters ended May 31, 1997 and May 31, 1996 was $1.4 million and $1.6 million, respectively. The decline in net revenue from the sale of extended warranties is a direct result of the reduced level of retail store sales.

      Gross profit for the three months ended May 31, 1997 was $8.2 million or 16.1% of net sales as compared to $12.9 million, or 21.5% of net sales for the comparable period in the prior year. Excluding the charges described above in "Overview," gross profit for the three months ended May 31, 1997 would have been $10.7 million or 21.0% of net sales. The gross profit percentage decrease was primarily driven by a combination of soft demand affecting the retail industry generally, increased competition (both in number of competitors and corresponding increased price competition) and decreased vendor rebates due to the Company's lower volume of purchases. The Company also experienced an increase in promotional costs as a percent of sales due to increased use of discounting, no interest financing and other promotional efforts to maintain sales volumes in the challenging environment described above.

      Selling, general and administrative expenses were $14.8 million or 28.9% of net sales for the three months ended May 31, 1997 as compared to $14.7 million, or 24.5% of net sales for the comparable period in the prior year. Excluding the charges described above in "Overview," selling, general and administrative expenses would have been $14.1 million or 27.7% of net sales. This percentage increase was primarily due to decreased vendor funding to offset advertising expenses. The Company also experienced a decrease as a percentage of sales in promotional and other fees derived from the Company's private label credit card program.

      The Company's effective income tax rate was 0% and (38.5%) for the three months ended May 31, 1997 and May 31, 1996, respectively. No income tax benefits were recorded in the third quarter based on the fact that sufficient positive evidence does not exist, as defined in Statement of Financial
Accounting Standards No. 109, Accounting for Income Taxes, regarding the Company's ability to realize such benefits.

Nine Months Ended May 31, 1997 as Compared to Nine Months Ended May 31, 1996

      Net sales for the nine months ended May 31, 1997 decreased 14.8% to $195.1 million compared to $229.0 million for the same period in 1996. Comparable retail store sales for the nine months ended May 31, 1997 decreased by 12.8%. The decline in sales reflects the combined impact of the general weakness in the retail consumer electronics industry, increased competition in many of the Company's principal markets, a slowdown in the development of new products in consumer electronic categories and reduced spending levels by consumers for non-essential goods believed to be due to record high consumer debt levels.

      Extended warranty revenue recognized under the straight-line method (applicable to those extended warranty contracts sold prior to August 1, 1995) was $4.6 million and $6.6 million for the nine months ended May 31, 1997 and May 31, 1996, respectively. Extended warranty expenses for these same periods were $2.9 million and $4.1 million, respectively, before any allocation of other selling, general and administrative expenses. Net revenue from extended warranty contracts sold to the third party for the nine months ended May 31, 1997 and May 31, 1996 was $5.3 million and $6.6 million, respectively. The decline in net revenues from the sale of extended warranties is a direct result of the reduced level of retail store sales.

      Gross profit for the nine months ended May 31, 1997 was $32.8 million or 16.8% of net sales as compared to $49.1 million, or 21.4% of net sales for the comparable period in the prior year. Excluding the charges described above in "Overview," and charges totaling $16.7 million taken in the second quarter, gross profit for the nine months ended May 31, 1997 would have been $37.4 million or 20.8% of net sales. The gross profit percentage decrease was primarily driven by a combination of soft demand affecting the retail industry generally, increased competition (both in number of competitors and corresponding increased price competition) and decreased vendor rebates due to the Company's lower volume of purchases.

      Selling, general and administrative expenses were $50.9 million or 26.1% of net sales for the nine months ended May 31, 1997 as compared to $49.0 million, or 21.4% of net sales for the comparable period in the prior year. Excluding the charges described above in "Overview," and charges totalling $16.7 million taken in the second quarter, selling, general and administrative expenses would have been $43.3 million or 21.0% of net sales.

      The Company's effective income tax rate was 12.8% and (38.0%) for the nine months ended May 31, 1997 and May 31, 1996, respectively. The effective income tax rate for the nine months ended May 31, 1997 results from a valuation allowance of $7.4 million that was recorded during the second quarter and a valuation allowance of $1.5 million that was recorded during the third quarter.

Liquidity and Capital Resources

    Net cash used in operating activities was $1.3 million and ($1.9) million for the nine months ended May 31, 1997 and May 31, 1996 respectively, while net cash provided by financing activities for the same comparable periods was $2.1 million and ($1.9) million, respectively. The excess cash from financing activities in the current period, which was previously provided by short term borrowing arrangements, was used by the Company for an investment in a new primary business system. The shortfall in cash from operations reflects the reduced level of sales by the Company.

     The Company incurred capital expenditures of $1.7 million and $630,000 during the nine months ended May 31, 1997 and May 31, 1996, respectively, primarily in connection with new computer equipment purchases and leasehold improvements funded with short-term borrowings.

      As of May 31, 1997, the Company used several "floor plan" finance companies to finance the majority of its merchandise purchases. The Company has negotiated an aggregate borrowing limit with these finance companies of approximately $45 million and it collateralizes the outstanding borrowings with merchandise inventory and certain receivables. The new arrangements with its floor plan lenders are "pay-as-sold" lending facilities, with the Company being required to pay down indebtedness on a daily basis as the financed goods are sold. In addition, the Company finances certain inventory purchases through open-account arrangements with various vendors.

      The Company has also obtained debtor in possession financing from two of its floor plan lenders in the form of a $3 million line of credit. The line of credit matures in December 1998 and bears interest at prime plus 3%, payable monthly, with two principal payments of $1.5 million each due December 1997 and December 1998. The primary use of the line of credit is to fund the Company's "going out of business" sales for its closing stores and to finance inventory purchases during peak periods. This line of credit, together with amounts owed under such lenders' floor plan financing arrangements, is collateralized by merchandise inventory and the Company's anticipated tax refund, as well as by a broad lien on all of the Company's other assets.

      The Company's bank term loan and line of credit was amended in June 1997 to defer principal payments for one year until June 1998, to defer maturity of the facility for three years until August 31, 2000, and to remove the Company's merchandise inventory as collateral for the facility. The principal balance under the term note and the line of credit were combined into a single note with an aggregate principal balance of $17.9 million, bearing interest at 9% per annum. Until June 1998, interest only is payable monthly. Thereafter, principal payments are due quarterly, with the first payment due September 1, 1998, and interest is due monthly. The amount of the principal payments is based on a 20 year amortization with a balloon payment due on August 31, 2000. The note is secured by the Company's real estate.

      The Company has experienced declining comparable store sales since the third quarter of fiscal 1995 resulting in the Company's reporting of a net loss of $1.4 million for fiscal 1996 and a net loss of $23.7 million for the first nine months of fiscal 1997 (after the second quarter charges of $16.7 million and the third quarter charges discussed in "Overview" totaling $4.4 million). In addition, for the nine months ended May 31, 1997, net cash used in operating activities by the Company was approximately $1.3 million, leaving the Company with a cash balance of approximately $2.0 million as of May 31, 1997.

      The Company's projections indicate that, during the fourth quarter of fiscal 1997, it will have sufficient working capital to maintain its operations at its current reduced levels. However, inasmuch as the Company's first fiscal quarter has historically been the quarter during which the Company builds its inventory levels in advance of the Christmas selling season, the Company expects that it will require additional cash to fund such inventory purchases. Efforts are currently underway to arrange for the provision of the necessary funds through advances from the Company's inventory vendor community, although no assurance can be given that such efforts will be successful.

      The measures taken by the Company in the third fiscal quarter and June of 1997 have largely resolved the Company's short-term liquidity problem discussed in its last Form 10-Q by extending the maturity of its bank credit facility and obtaining a new line of credit from its floor plan lenders.
However, the Company's cash position continues to be strained and, as discussed above, the Company will require additional sources of working capital in order to finance its operations during peak periods. Moreover, even at its current reduced levels, it would be difficult for the Company to continue to conduct its operations on an ongoing basis unless it improves its operating performance and profitability. As discussed above, efforts are underway to locate sources of additional working capital to fund the Company's peak inventory purchase requirements. In addition, the Company has recently hired a new chief executive officer with extensive retail experience who plans to continue implementing certain previously described initiatives as well as new ways in which the Campo chain and its products can be differentiated from its competitors in an effort to increase sales, improve the efficiency of its operations and increase profit margins.

      As is customary when a company files for protection under Chapter 11, the Company has received a letter from the Nasdaq Stock Market requesting certain information and evidence that the Company continues to meet all Nasdaq National Market listing requirements. Although the Company has responded to Nasdaq's request fully, there can be no assurance that Nasdaq will not commence delisting proceedings against the Company. If the Company's common stock were to be delisted, the Company's common shareholders would likely experience a reduction in the liquidity of their shares.

Impact of Inflation

      In management's opinion, inflation has not had a material impact on the Company's financial results for the three and nine months ended May 31, 1997 and May 31, 1996. Technological advances coupled with increased competition have caused prices on many of the Company's products to decline. Those products that have increased in price have in most cases done so in proportion to current inflation rates. Management does not anticipate that inflation will have a material impact on the Company's financial results in the future.



                                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

       There have been no material developments during the three months ended May 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

        3.1   Amended  and  Restated Articles of Incorporation of the Company
             (1), as amended by Articles of Amendment dated January 3, 1995(2).

        3.2   Composite By-laws of the Company, as of October 4, 1996.(3)

        10.1 Severance Agreement and Personal Services Contract and Non-competition Agreement, dated March 19, 1997, by and between Campo Electronics, Appliances and Computers, Inc. and Anthony
              P. Campo.

        10.2 Employment Agreement, dated March 21, 1997, by and between Campo Electronics, Appliances and Computers, Inc. and Rex O. Corley, Jr., as terminated by Severance Agreement dated June 19, 1997.

        10.3 Employment Agreement, dated March 21, 1997, by and between Campo Electronics, Appliances and Computers, Inc. and Charles
              S. Gibson, Jr., as amended on June 24, 1997.

        10.4 Employment Agreement, dated March 21, 1997, by and between Campo Electronics, Appliances and Computers, Inc. and Wayne J. Usie, as amended on June 24, 1997.

        10.5 Employment Agreement, dated April 14, 1997, by and between Campo Electronics, Appliances and Computers, Inc. and John K. Ross.

        10.6 Employment Agreement, dated April 23, 1997, by and between Campo Electronics, Appliances and Computers, Inc. and James B. Warren.

        10.7 Employment Agreement, dated June 15, 1997, by and between Campo Electronics, Appliances and Computers, Inc. and William E. Wulfers.

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

(b) Reports on Form 8-K.
    A current report on Form 8-K was filed on June 4, 1997 to report the Company's filing of a voluntary petition to reorganize under Chapter 11 of the Federal Bankruptcy Code.



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




                          CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.





July 14, 1997                /s/ WILLIAM E. WULFERS
                              William E. Wulfers
                              President and Chief Executive Officer,




                              /s/ WAYNE J. USIE
                              Wayne J. Usie
                              Chief Financial Officer and Secretary