Form 10-K
period 1997-08-31
CAMPO ELECTRONICS APPLIANCES & COMPUTERS INC
filed 1997-12-01
CIK 895693

SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C.  20549


                                         FORM 10-K
        (mark one)

        *     Annual   Report  Pursuant  to  Section  13  or  15(d)  of  the
              Securities Exchange Act of 1934


                          For the fiscal year ended August 31, 1997

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
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)

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

                                    Yes    X     No ______

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____
                                     ____________________

        The aggregate market value of the voting stock held by nonaffiliates (affiliates being considered, for purposes of this calculation only, directors, executive officers and 5% shareholders) of the Registrant as of November 25, 1997 was approximately $4,098,985.
                                     ____________________

        The number of shares of the Registrant's Common Stock, $.10 par value per share outstanding, as of November 28, 1997 was 5,766,906.

                                     --------------------

                                 ITEMS SUBJECT TO FORM 12B-25

        The following items of this Form 10-K are the subject of a Form 12b-25 report filed with the Commission of December 1, 1997, and are not
        included herein:   Items 6, 7, 8 and 14(a)(1).





                                       PART I

       ITEM 1.  BUSINESS

       Overview

          General. The Company is a leading specialty retailer of name brand consumer electronics, major appliances, computers and home office products with 20 stores in Louisiana, Mississippi, Alabama and Florida. Campo's merchandising strategy is to emphasize top name brand products with the highest name recognition among consumers, and to carry a relatively broad range of product offerings within those brands. The Company uses high profile, aggressive advertising to communicate its guaranteed low prices and frequent price promotions, and also executes a number of store-level operating strategies designed to promote quality service and customer satisfaction, including guaranteed next-day delivery, home installation and extended warranty plans for most products sold. Customer awareness and loyalty are enhanced by the Company's issuance of private label credit cards, of which there are over 300,000 holders. In recent years, the Company developed and implemented a Campo Concept store format to meet higher consumer expectations. Campo Concept stores feature well-lit, open selling areas, informative signage, an attractive interior and exterior design, hands-on merchandise displays and an interactive environment for the consumer.

          Chapter 11 Bankruptcy Proceedings. On June 4, 1997, the Company filed a voluntary petition in the U. S. Bankruptcy Court for the Eastern District of Louisiana for reorganization under Chapter 11 of the U. S. Bankruptcy Code (the "Bankruptcy Code"), and is currently operating its business as debtor-in-possession under the supervision of the Bankruptcy Court (the "Court").

          As of the petition date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, under the Bankruptcy Code, the Company may reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Court in accordance with the reorganization process. Substantially all liabilities as of the petition date are subject to settlement under a plan of reorganization to be voted upon by creditors and equity security holders and approved by the Court. The Company has not yet prepared or submitted a plan of reorganization. As provided by the Bankruptcy Code, the Company has the exclusive right for a period of time to submit a plan of reorganization. This period has been extended by the Court to January 15, 1998, and further extensions may be sought and may be granted or rejected by the Court.

          The Company has obtained the approval of the Court to continue to pay for utility services, certain consumer practices (including the continuation of service on existing extended warranty contracts), payroll and employee benefits, and property and liability insurance coverage. These items are recorded as accrued expenses not subject to compromise. The Company is also allowed to continue normal business practices, including purchasing inventory and payment of normal operating expenses incurred after the filing of the bankruptcy petition.

          As part of the reorganization process, the Company closed nine stores and one distribution center in July 1997. It also had previously closed two stores in January 1997, located in Huntsville, Alabama and in Jackson, Mississippi. The facilities that were closed in July 1997 were: (i) one store each in Tuscaloosa, Alabama; Longview, Texas; Texarkana, Texas; Jackson, Mississippi; Chattanooga, Tennessee; Alexandria, Louisiana; and Lafayette, Louisiana, (ii) two stores in Memphis, Tennessee and (iii) the Bessemer, Alabama warehouse. The Shreveport, Louisiana warehouse was closed subsequent to fiscal year-end in October 1997. Inventory at the Shreveport warehouse was moved to a smaller warehouse leased beginning in October 1997 that is adjacent to the Company's remaining warehouse located in Harahan, Louisiana.

          In connection with these closures, the Company recorded non-recurring charges in the aggregate of $5,338,000 to write off leasehold improvements and furniture, fixtures and equipment. A lease rejection liability of $3,100,000 related to the closed stores and warehouses was established using the Bankruptcy Code rules for the calculation. A non-recurring charge of $792,000 was also recorded with respect to the liquidation of inventory below cost at the closed locations. In addition, the goodwill associated with the Company's July 1993 acquisition of Shreveport Refrigeration, Inc. was reduced by $640,000 due to the closure of two locations that were part of that acquisition.

          Recent Industry Conditions. During fiscal 1997, Campo experienced steady declines in comparable store sales, continuing a trend that began in the third quarter of fiscal 1995. This negative sales trend was consistent with the weak overall performance of all sectors of the retail industry, as consumers burdened with high consumer debt levels generally reduced their overall levels of non-essential consumer spending. This downturn has had a particularly severe impact on the consumer electronics retail segment due to a reduced demand for the core electronics products sold by the Company, which was compounded by a slow down in the bringing to market of new consumer electronics products.

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

          As previously disclosed, the poor performance of the retail industry and the Company over an extended period led management during fiscal 1996 to review the Company's operations and to explore methods to improve operational efficiency and reduce costs. To that end, the Company implemented several initiatives designed to improve the Company's operations. Although management believed that these measures, if given enough time, would have had a positive impact, the Company's comparable store sales continued to decline as retail industry conditions have continued to deteriorate, leading management to conclude during the first quarter of fiscal 1997 that a comprehensive review of the Company's operations was appropriate for the purpose of developing a long-term strategic plan. As part of this self-evaluative process, the Company hired a consulting firm in the third quarter that specializes in turning around financially troubled companies in consumer retail industries. After evaluating and discussing with the Board of Directors several different strategic options, the consulting firm ultimately recommended to the Board a significant downsizing of the Company's operations; specifically, the closing of nine stores, in addition to two unprofitable stores that had been closed in the second quarter, and the closure of one distribution center. In addition, in order to allow the Company to fully realize the operational benefits from the closing of these facilities, the consulting firm recommended that the Company seek the protection of the federal bankruptcy laws, which the Company did by filing a voluntary petition under Chapter 11 on June 4, 1997. The Company's use of this strategic tool was primarily to allow the Company to terminate on a more favorable basis the long-term leases of the facilities identified for closure. The Chapter 11 filing was undertaken with the cooperation and support of the Company's bank group and floor plan lenders.

          As discussed in "Liquidity and Capital Resources," the Company has amended its bank credit facility to defer principal payments for one year until June 1998, to defer maturity of the facility for three years until August 31, 2000, and to remove the Company's merchandise inventory as collateral for the facility. The Company has also obtained a $3 million line of credit from certain of its floor plan lenders, which is collateralized by certain merchandise inventory.

          Immediately following its filing for protection under Chapter 11, the Company experienced temporary inventory shortages largely attributable to the disruptive effect that the bankruptcy filing had on its relationships with its vendors. These inventory shortages had an adverse effect on sales and customer confidence during the fourth quarter. The Company believes it has successfully restored its relationships with its vendors and inventory levels have been rebuilt in sufficient quantities to meet customer demand.

          Recent Management Changes. In June 1997, the Company hired a new Chief Executive Officer, William Wulfers, whose extensive retail background included seven years as the Regional Vice President of Wal-Mart Inc. for Louisiana, Arkansas, Mississippi, Virginia, North Carolina, South Carolina, Georgia and Florida. In August 1997, the Company hired three new Senior Vice Presidents, all with extensive retail backgrounds. John Watson was hired as Sr. Vice President of Operations, and his experience included twelve years with Woolco, eleven years with Rose's stores, and three years with Wal-Mart. Malcolm Ballinger joined the Company as Sr. Vice President of Merchandising and Advertising and has 20 years of merchandising experience in the consumer electronics and appliances industry. Michael Ware was hired as Sr. Vice President, Chief Financial Officer and Secretary and has sixteen years of experience in financial management positions with both public and private retail companies, including experience with two retailers that successfully emerged from Chapter 11 reorganizations.

       Business Strategy

          The Company's business strategy is to establish market leadership in each of its markets and to build and maintain a loyal customer base by offering guaranteed low prices, superior customer service through a professional sales force, a pleasing shopping environment and the merchandising of top name brand products. The Company believes this strategy, supported by an aggressive advertising program and an experienced senior management team, will help it regain a dominant share of all of the markets it serves for the product categories offered. The key elements of its business strategy include:

          Experienced Management Team. Since filing for Chapter 11 reorganization, the Company has assembled an exceptional senior management team. The top four executives have an average of over twenty-five years of retail experience. Their business backgrounds include high level positions with major retailers such as Wal-Mart and Woolco. The Chief Financial Officer is uniquely qualified for his position having been part of senior management teams which successfully led two retails chains out of Chapter 11 reorganizations to profitability. Similarly, the Senior Vice President of Merchandising and Advertising has over twenty years of merchandising management experience in the consumer electronics and appliance industry.

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

          Customer Service. Customer service is the key to the Company's business strategy. To promote customer loyalty and to provide a competitive advantage, the Company seeks to assure that its customers consistently receive knowledgeable and courteous assistance by maintaining the technical and interpersonal skills of its sales associates. These skills are developed through extensive initial and ongoing training sessions. Sales associates and store management are supported by the Company's customer service department, which is staffed by representatives with over 15 years of customer service experience. The Company also offers guaranteed next-day, and same day and timed delivery services on major purchases, home installation of major appliances, computer training classes, product performance guarantees ("PPG") and a thirty-day, no questions asked return policy on most products.

          Aggressive Advertising; Targeted Marketing. The Company engages in extensive advertising to promote its competitive prices on top name brands and customer service. The Company's in-house advertising department produces all of the Company's newspaper advertisements and television and radio commercials, which provides the Company with cost savings and gives the Company greater control and flexibility over its creative product. In an effort to improve sales, the Company has analyzed each individual market and is now tailoring its advertising so that it appeals to the majority of potential customers in each market. The Company will continue to adjust its advertising programs to take into account changing lifestyles and trends. In line with the Company's desire to increase computer sales and attract more customer traffic, a larger percentage of the advertising expenditures will be focused on this category in the future. To encourage repeat business and a longer term relationship with its customers, the Company offers a private label credit card through an independent credit card bank that bears substantially all credit risk without recourse to the Company.

          Competitive Pricing. The Company's policy is to offer superior value to its customers by maintaining competitive prices in each of its markets. To support this policy, the Company actively monitors prices at competing stores and maintains a low price program that guarantees that if an item can be purchased at a lower price from another retailer, or even from the Company, within 30 days after the customer has purchased the item, the Company will refund the difference to the customer.

          Operational Controls. Inventory control is one of the keys to the Company's return to profitability. If the Company is to succeed in its goal of increasing computer sales, it must carefully manage its inventory turns in order to reduce the risk of aging or obsolete products. To accomplish this goal, the Company has a dynamic program for frequent inventory cycle counts and once a year full inventory counts of all products. This allows for the timely evaluation of the age and condition of all products and minimizes the opportunities for internal and external theft. In addition, the Company's automated Point-of-Sale reporting system gives management real time information on product availability, pricing deviations and instant sales information by location and sales associate.

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

          Private Label Credit Card Program. The Company accepts most major credit cards and has its own private label credit card with the "Campo" name which allows qualifying customers to pay for purchases in installments through an arrangement between the Company and an independent credit card bank. Under the agreement, customers' credit card applications are filed and evaluated electronically from the Company's stores. Typically, this procedure enables qualifying customers to receive credit card authorizations within a few minutes. Independent market research indicates that a well-established base of credit card consumers provides a competitive advantage to retailers. The Company believes it has experienced longer-term relationships, more repeat business and higher average purchases through the use of its private label credit card. There are more than 300,000 holders of the Company's private label credit card. The Company has experienced a decline in its approval rate of new card holders, primarily due to increased competition in the consumer credit industry.

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

          Management believes that the Company's private label credit card and related programs will provide for adequate availability of consumer credit for fiscal 1998 and that it has the ability to obtain additional consumer credit facilities in the future under these existing or other similar programs on substantially similar terms. There can be no assurance that future changes in the availability of consumer credit will not have an adverse impact upon the Company's sales and results of operations.

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



    Category        Products        Principal Brand Names

Television/Video    Televisions     GE, JVC, Magnavox, Mitsubishi, Panasonic,
                    VCRs            RCA, Samsung, Sony, Zenith
                    Camcorders
                    Digital
                    Satellites

Major Appliances    Refrigerators   Admiral, Friedrich, Frigidaire, GE,
                    Dishwashers     Hotpoint, Jenn Air, Kelvinator, KitchenAid
                    Washer/Dryers   Maytag, Panasonic, Sharp, Tappan,
                    Ranges          Whirlpool, White-Westinghouse
                    Cooktops
                    Range Hoods
                    Microwaves
                    Room Air
                    Conditioners

Home Audio          Stereo          Bose, Infinity, JBL, JVC, Kenwood,
                    Components      Magnavox, Mitsubishi, Panasonic, Pioneer,
                    Speakers        Sharp, Sony, Yamaha, Zenith
                    Stereo Systems

Computers/Home      Computers       Brother, Canon, Compaq, Epson, IBM,
Office              Printers        Packard Bell,
                    Fax Machines    Panasonic, Sony

Electronics/        Personal Audio  Aiwa,  GE, Infinity, JBL, JVC, Kenwood,
Accessories         Radar           Lucent  Technologies,  Magnavox, Motorola,
                    Detectors       Panasonic,   Pioneer,  RCA,  Sharp,  Sony,
                    Portable        Southwestern Bell, Sprint PCS
                    Radios
                    Car Audio
                    Car Alarms
                    Telephones
                    Cellular
                    Phones
                    Pagers


         Consumer electronics, including television/video and home audio equipment, are currently the Company's leading product categories. Campo stores display a wide assortment of name brand merchandise in this category, and for fiscal 1997, the Company's three leading selling name brands were Mitsubishi, RCA and Sony. By advertising both inexpensive promotional goods and sale prices on the leading television/video brands in the industry, Campo believes it is able to attract a wide range of consumers. Campo's sales counselors are trained to demonstrate the best values and latest features in each customer's brand preference. Campo's audio marketing strategy focuses on mid- to high-end products from leading audio manufacturers in the industry. A wide selection of products is displayed in both open display areas and smaller acoustically controlled sound rooms. To capitalize on the growing convergence of audio and video technology, Campo showcases televisions and VCR's with audio products in multiple home theater settings throughout the store. Campo also offers custom system design and installation for high-end surround-sound and multi-room speaker systems.

         The Company believes that one of its competitive strengths is its focus on major appliances. The Company devotes a significant portion of its store floor space to this category and offers a large selection of high-end, built-in appliances. The Company believes that its ability to successfully merchandise major appliances helps to differentiate it from its competition, strengthens its image of high quality and wide selection, provides it with a stable base of business and promotes customer loyalty and repeat business. Campo Concept stores display a large assortment of the leading brands in the industry, and for fiscal 1997, the Company's three leading selling name brands were GE, Maytag and Whirlpool. Campo Concept stores showcase the latest built-in appliances in a custom kitchen display complete with connections for in-store cooking demonstrations. Campo's inventory management system allows the Company to offer its next-day delivery guarantee and its same day and timed delivery services to make appliance replacement as convenient as possible for the customer.

         Computers and home office products have been the Company's fastest growing product category since their introduction in fiscal 1991. The Company offers an assortment of computers, printers and telecommunication machines from industry leaders. For fiscal 1997, the Company's three leading selling brands were Canon, Compaq and Packard Bell. For fiscal 1998, management's goal is to increase sales of computers and home office products as a percentage of the Company's overall merchandise mix because the Company believes that future annual sales growth will depend on a strong base of computer sales. In a retail environment with few new exciting products to offer, management believes that computers provide an opportunity to build store traffic and create awareness of other Campo products. Success in this fast moving and volatile catagory will require management to monitor this catagory closely in order to maintain adequate inventory turns and manage aged goods.

         The Company's promotional pricing on portable audio products such as personal electronics and hand held televisions is designed to build store traffic. Campo Concept stores display a wide assortment of personal electronics in the store's center to encourage impulse shopping. The Company's hands-on displays also help customers try out the models, compare features and make an informed purchasing decision. Campo Concept stores also offer sales and installation of car audio, alarms, radar detectors and cellular phones, with on-site demonstration rooms and auto installation bays. For fiscal 1997, the Company's three leading selling name brands for electronics/accessories were Aiwa, Panasonic and Sony.

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

                             Percentage of Gross Sales

                                               Fiscal Years Ended August
                                                         31,
                                                     1997      1996    1995
        Product category:
                Television/video                    31.2%     32.9%   32.8%
                Major appliances                    23.6      22.5    23.1
                Computers/home office               19.5      18.6    17.6
                Home audio                           8.4       8.4    10.4
                Extended warranty plans              5.4       5.5     5.9
                Portable/personal audio              3.9       4.7     5.4
                Mobile electronics                   4.4       4.0     3.7
                Accessories and other                3.6       3.4     3.1
                                                   100.0%    100.0%  100.0%

         Purchasing. The Company purchases its merchandise directly from manufacturers. The Company has a staff of three buyers under the direction of the Senior Vice President of Merchandising each of whom has responsibility for specific product categories. The buyers are assisted by the Company's management information system which provides them with current inventory price and volume information, allowing them to respond quickly to market demands.

         The Company has been able to negotiate favorable price and payment terms on very large volume purchases, which in part allows the
       Company to maintain its low price strategy. The Company has benefited from its membership in Nationwide Television and Appliance Association, Inc. ("Nationwide"), a national buying group that currently consists of approximately 300 retailers of home appliance and consumer electronic products located throughout the country, representing more than $4 billion in retail sales. Although it is a member of Nationwide, the Company makes its own purchasing decisions and is not required to purchase any particular products or quantity of products. In fiscal 1997, a majority of the Company's purchases were effected through Nationwide-sanctioned programs. Nationwide is also a forum for the exchange of ideas on new products, product lines and services as well as on management and administrative techniques and procedures, which has also directly benefited the Company. Although Nationwide is an important source of information and industry communication, management believes that the Company's independent buying power, which has strengthened in recent years through its regional expansion activities, is not dependent on its membership in this association.

         The Company purchases inventory with financing provided either through third party finance companies or through open lines of credit from vendors, the former of which is collateralized by the inventory purchased. During fiscal 1997, sales of goods purchased from the Company's largest supplier accounted for approximately 12.7% of merchandise sales. The Company typically does not maintain long-term purchase contracts with suppliers and operates principally on a purchase order basis.

         The Company's current sales, inventory, purchasing and other key information is tracked at the Company's corporate headquarters on its computerized point-of-sale system. This system provides management with information that facilitates merchandising, pricing, sales management and the management of warehouse and store inventories, and enables management to review and analyze the performance of each of the Company's stores and sales personnel on a daily basis. The Company's central purchasing department monitors current sales and inventory at the stores each day. The purchasing department also establishes the level of inventory required at each store and handles the replenishment of store inventory on a daily or weekly basis. The Company also conducts periodic cycle counts of selected inventory categories. Inventory turned over 3.6 times for fiscal 1997.

         Distribution. The Company owns one distribution facility in New Orleans, containing approximately 100,000 square feet of warehouse space, and leases another adjacent warehouse containing approximately 48,000 square feet of space. Substantially all inventory purchased by the Company is shipped directly to its distribution facilities in New Orleans. The Company closed its Bessemer, Alabama distribution center during fiscal 1997 and closed its Shreveport, Louisiana distribution center in October 1997.

         Each store receives shipments of inventory from the distribution facilities at least three times a week and based on demand, daily, thereby increasing availability to customers by enabling each store to maintain sufficient inventories of all products and to promptly replenish inventories of fast moving products. The Company believes its computerized distribution system allows it to support a broad selection of merchandise within the stores while minimizing store level inventory requirements. The Company also believes its distribution system provides for savings by consolidating receiving and handling functions and by enabling the Company to purchase in full truck loads from suppliers.

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

         The Company believes that one of its distinguishing characteristics is the quality of the people serving its customers and has made a serious commitment to the training and development of its sales associates to insure that customers consistently receive knowledgeable and courteous assistance. This training and development also serves to provide the Company with a pool of talented associates for promotion into management. The Company produces all of its sales training and product training manuals and courses using an in-house professional training staff. The Company is assisted in its training programs by its extended warranty administrator, which has assigned a full-time trainer to work with the Company's store manager on the effective techniques of selling Product Protection Guarantees (extended warranties).

         At the commencement of employment, each sales associate must complete an intensive two-week training program that utilizes classroom instruction for the first week and a standardized video tape and workbook system for the second week. In addition, each sales associate must study the appropriate product training manuals and pass a test to certify his or her knowledge in each product category. The sale associate's progress is monitored by the store manager and each sales associate is further assisted by a "mentor," who is a more experienced sales associate, during the training period.

         Management and Organizational Structure. The Company now operates 20 stores in 4 states and a two-unit distribution center in the greater New Orleans area. Because of the downsizing of the Company, as previously disclosed, the Company has been able to reduce the number of layers of management and effect significant cost savings. Formerly, the Company was divided into five districts, each with its own District Manager reporting to a Director of Stores. Beginning in August 1997, the Company eliminated the District Manager level of management, and store managers now report directly to the Director of Stores. The Director of Stores is assisted by an Operations and Loss Prevention Director. The Director of Stores has over 25 years of retail sales management experience with major, multi-unit retailers, and the Director of Operations and Loss Prevention has over 12 years of retail experience in the consumer electronics and appliances industry.

         The management structure of each store consists of a full-time store manager, an assistant store operations manager and a sales
       manager.       The   assistant   store   operations   managers   have
       responsibility for most non-selling tasks such as inventory control, receiving, delivery and other operations. The Company's store management structure is designed to maximize each store manager's presence on the sales floor and thus his or her personal involvement in sales and customer service. Each store manager's compensation consists of a salary based on the store's size, and an annual bonus based on certain key financial performance criteria. Assistant store operations managers are compensated in a similar fashion. The sales managers' compensation is based almost completely on commission sales. All of the Company's sales counselors are paid on a commission basis. Additionally, the Company motivates its sales counselors with recognition awards and sales contests and by providing opportunities for advancement within the Company.

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

         Customer Services. The Company supports its merchandise sales by providing a number of important customer services including guaranteed next-day, same day and timed delivery in most metropolitan areas, home and car installation, an improved type of extended warranty contract, and a thirty-day, no questions asked, return policy on most products. The Company also offers in select markets free or reduced rate computer training classes to purchasers of its computer products.

         The Company's "Next-Day Express Metro Delivery" service guarantees that a major purchase will be delivered to the customer by the day after purchase or the Company will refund the purchase price to the customer. In rare instances, the Company has been required to refund to customers the purchase price of an item because of the Company's inability to deliver the item by the day after purchase. The Company also offers same day and timed delivery of appliances in certain markets at a premium price. The same day service is available on purchases made before 3 p.m. and the timed delivery service offers customers a narrower delivery time window that includes evening delivery hours. The Company believes its delivery service has contributed to the Company's significant sales growth in the appliance category, indicating that this service provides a competitive advantage and is highly desired by customers. Many of the Company's competitors do not offer even next-day delivery of major appliances. The delivery service is currently provided by both in-house delivery services and independent contractors approved by the Company, however, the Company plans to shift to using solely independent contractors for its delivery services which provides a cost-savings to the Company.

         Product Service and Product Performance Guarantee (PPG). At the time of purchase of most products, each customer may elect to purchase an improved version of an extended warranty contract called a "Product Performance Guarantee" ("PPG"). While most extended warranties simply extend the manufacturer's limited warranty for a number of extra years the PPG program guarantees to keep the product in the same operating condition as when new. Product performance deterioration resulting from normal use will be brought back to original "like new" quality by an authorized service center under the provisions of this program. Products damaged from power surges caused by lightening, or other conditions will also be automatically replaced in most instances.

         Generally, these PPG contracts provide one to five years of extended warranty coverage and are renewable, which promotes post-sale customer satisfaction and a longer-term relationship with the Company. The contracts are administered for the Company by Federal Warranty Service Corporation ("Federal"), an unaffiliated third party warranty company, although the Company's customer service department handles all questions and problems regarding service and the PPG contracts. Federal is owned by American Bankers Insurance Group. Federal performs the repair services required by the contracts through factory authorized service centers and is required by its agreement with the Company to maintain insurance to fully protect the Company in the event that Federal fails to fulfill its obligations under the PPG contracts. The Company sells the PPG contracts to Federal on a non-recourse basis.

         Controls.   The  Company  closely monitors the performance  of  its
       sales personnel as well as the sales results and operations at each of its stores through its management information system. The Company takes cyclical physical inventory counts of selected categories on a regular basis throughout the year, and a complete physical inventory of each store at least once per year. Each store is also visited at least twice monthly by members of corporate management ranging from the President of the Company to the Vendor Products Return Specialist. Supplementing these visits are "surprise" safety and loss prevention audits twice annually at each location by the Company's insurance underwriter.

         Each store is connected with the Company's wide area computer network which allows for the instant exchange of e-mail messages from or to any point in the organization. This allows for rapid dissemination of directed changes in store procedures, pricing changes and other corporate directives.

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

         The Company's need for real-time inventory and distribution information is driven by a variety of reasons, the most significant being efficient management of inventory. The auto-replenishment feature of the system is utilized to replenish store stock rapidly from the Company's distribution centers. Additionally, this real-time inventory information enables the Company to meet its guaranteed next-day delivery policy and to facilitate its same day and timed delivery services.

         During  the  first  quarter  of  fiscal  1997, the  Company  leased portions of a new Hewlett-Packard hardware system utilizing Oracle and GERS retail software that was intended to integrate all store processes into one system, allow for user-driven reporting based on individual needs for information, and improve inventory management and the financial reporting function. Because of the Chapter 11 Bankruptcy filing and the cash position of the Company at that time, this project was interrupted prior to implementation. However, an e-mail system was implemented which has improved communications with the stores and includes on-line help with regard to Company policies and procedures, delivery and inventory information and other reporting functions.

         The Company estimates that it would require additional cash expenditures of approximately $900,000 to complete implementation of the planned system, and has decided to delay implementation of this system for at least two years due to the reorganization process and cash restraints. During fiscal 1998, the Company will re-evaluate its information systems strategy and alternatives. Because of this delay, during fiscal 1998 the Company's existing software systems will have to be evaluated and programs upgraded or changed to be year 2000 compliant. The current cost of this effort is still being evaluated.

       Competition

       The   Company's   business  is  highly  competitive  in  all  product
       categories. In general, the Company's competitors include other specialty stores, independent consumer electronics and appliance stores, department stores, warehouse clubs, mass merchandisers, discount stores and catalogue showrooms, many of which are national in scope and have significantly greater resources than the Company. The Company believes that it competes in its current markets most directly with Sears, Wal-Mart and Sams (in all markets), Montgomery Wards (all markets except New Orleans) and Circuit City in certain of its markets. The Company competes with these companies by aggressively advertising and emphasizing its product selection, guaranteed low prices and superior customer service.

         The Company believes it is positioned in its current market areas to compete effectively with national and other regional companies. However, there can be no assurance that the Company will not face additional competition in its current or future markets from new or existing competitors.

       Employees

         As of November 23, 1997, the Company employed approximately 778 persons, 625 of whom were full-time employees and 153 of whom were part-time. The Company is not a party to any collective bargaining agreement and is not aware of any efforts to unionize its employees. The Company considers its relations with its employees to be good.

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

       ITEM 2. PROPERTIES

         The Company's general policy is to lease its stores in order to limit its investments in fixed assets and increase the availability of capital for other purposes; however, as of August 31, 1997, the Company does own the land and buildings for six of its Campo Concept stores. All of its other stores are leased from unrelated parties except two stores which are leased from the estate of Mr. Tony Campo, the founder and former majority shareholder of the Company, or a family LLC owned by his descendants.

         The Company's store leases have generally provided for a base rental and have not provided for a percentage of sales in addition to the fixed rent; however, two leases for Campo Concept stores require percentage rents. In addition, the leases generally require the Company to pay all or a portion of the real estate taxes and assessments, utilities, insurance and common area and interior maintenance and repairs. Rental payments (including amounts paid in respect to expenses, taxes and other charges) by the Company aggregated approximately $5.3 million in fiscal 1997.

         The table below sets forth certain information concerning the Company's stores.


                                       Calendar            Approximate
                                       Year       Gross    Selling      Lease
                                       Opened     Square   Square       Expir-
                                       or         Footage  Footage      ation
                                       Acquired                         Date(1)
Campo Stores
     Claiborne Ave., New Orleans, LA      1967    22,000      5,000      2011
     Bloomfield Road, New Orleans, LA     1977    24,000     18,000      2017

Campo Concept Stores
     Northlake Shopping Ctr.,
       Mandeville, LA                     1991    18,410     11,844      2006
     Edgewood Village Shopping Ctr.,
       Biloxi, MS                         1992    19,751     11,482      2012
     2801 Veterans Blvd., Kenner, LA      1992    20,153     12,555      2012
     Oak Ridge Plaza, Marrero, LA         1992    24,287     11,960      2002
     The Crossings Shopping Ctr.,
       Slidell, LA                        1993    19,840     12,206      2018
     8888 Airline Hwy., Baton Rouge,
       LA                                 1993(2) 49,043     17,976       N/A
     East Lake Plaza, New Orleans
       East, LA                           1993    19,000     14,209      2013
     Bossier Corners Shopping Center,
       Bossier City, LA                   1994    21,276     14,404      2024
     Oak Park Shopping Center, Lake
       Charles, LA                        1994    26,024     15,329      2024
     4600 Hardy Street, Hattiesburg,
       MS                                 1994    29,264     16,866      2032
     6235 N. Davis Highway,
       Pensacola, FL                      1994    51,900     18,871      2024
     4641 Pecanland Mall Dr., Monroe,
       LA                                 1994(2) 27,500     17,553       N/A
     8815 Jewella Rd., Shreveport, LA     1994(2) 30,000     17,553       N/A
     146 Wildwood Parkway,
       Birmingham, AL                     1994    30,000     17,338      2024
     6981 Crestwood Blvd.,
       Birmingham, AL                     1994(2) 30,500     19,400       N/A
     Wiregrass Mall, Dothan, AL           1995(2) 30,000     18,894       N/A
     525 West 23rd St., Panama City,
       FL                                 1995    47,057     17,770      2017
     3943 Airport Road, Mobile, AL        1995(2) 30,000     20,000       N/A
__________
(1)     Includes all renewal options unless otherwise indicated.
(2)     These facilities are owned by the Company.

                                 ________________

         Until August 1996, the Company's corporate headquarters were located in an approximately 46,000 square foot leased facility in an office building in Covington, Louisiana. In September 1996 the Company consolidated its corporate headquarters into approximately 20,000 square feet of space located in the same office building. This facility contains the Company's executive offices, and accounting, data processing, merchandising and marketing operations. The Company owns a 100,000 square foot warehouse and distribution facility in Harahan, Louisiana and leases another facility with approximately 48,000 square feet of warehouse space adjacent to the Harahan facility. The Company closed its Shreveport distribution center, which contained approximately 50,000 square feet of warehouse space and the administrative offices for its North Louisiana district in October 1997, and in July 1997 closed its Alabama distribution facility, which contained approximately 110,000 square feet of warehouse space, in Bessemer, Alabama.

         The Claiborne Avenue store is owned by the Campo Family LLC and leased to the Company. The Company subleases the Bloomfield Road store from Campo Appliance Co. of Clearview, Inc., a corporation wholly-owned by the estate of Mr. Tony Campo.

       ITEM 3. LEGAL PROCEEDINGS

         On June 4, 1997, the Company filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana for reorganization under Chapter 11 of the Bankruptcy Code, and is currently operating its business as debtor-in-possession under the supervision of the Court.

         The Company is not a party to any other material legal proceedings. The Company is, however, involved in various routine claims and legal actions which arise in the ordinary course of business. Management of the Company intends to vigorously defend these claims and believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the shareholders of Campo Electronics, Appliances and Computers, Inc. (the "Meeting") was held on September 25, 1997 and 5,127,368 shares were represented. The voting tabulation for the election of directors, which is the only matter to come before the Meeting, follows:

               William E. Wulfers, 3,671,625 votes for, 1,455,743 votes withheld; and Anthony J. Correro, III, 3,671,075 votes for, 1,456,293 votes withheld.

         The  following directors'  terms  of  office  continued  after  the
       Meeting:

               Donald T. Bollinger, Anthony P. Campo, Joseph E. Campo, Barbara Treuting Casteix, David L. Ducote and L. Ronald Forman.


                                     PART II

       ITEM 5. MARKET PRICE FOR REGISTRANT'S
                      COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol CMPOQ. The following table sets forth, for each quarterly period in the two most recent years, the range of high and low sales prices, as reported by the Nasdaq National Market:

                                                                High      Low
        Fiscal Year 1996:
          First Quarter (November 30, 1995)                    6-1/2    3-5/8
          Second Quarter (February 29, 1996)                   4-1/8    2-3/4
          Third Quarter (May 31, 1996)                         3-3/4    2-1/4
          Fourth Quarter (August 31, 1996)                     2-5/8    1-5/8

        Fiscal Year 1997:
          First Quarter (November 30, 1996)                    2-3/16  1-7/16
          Second Quarter (February 28, 1997)                  1-13/16   15/16
          Third Quarter (May 31, 1997)                          2-1/8     7/8
          Fourth Quarter (August 31, 1997)                    1-13/16    9/16

         The Company is prohibited from paying dividends on its Common Stock by the terms of its existing debt instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         As of November 28, 1997, there were approximately 361 record holders of the Company's Common Stock.

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


Name, Age, and Principal Occupation                          First     Serving
                                                             Elected   Term
                                                             Director  Expiring

William E. Wulfers, 51, (1)                                  1997      2000
  President and Chief Executive Officer

Donald T. Bollinger, 48,(2)                                  1997      1999
  Chairman and Chief Executive Officer Bollinger
  Shipyards, Inc.

Anthony P. Campo, 42, (3)(4)                                 1991      1999
  Private Investments

Joseph E. Campo, 43, (3)(5)                                  1991      1998
  President, Golf Zone, Inc., a retail golf supply store

Anthony J. Correro, III, 55, (7)                             1997      2000
  Partner, Correro  Fishman  Haygood  Phelps  Weiss
  Walmsley & Casteix, LLP, a law firm

Barbara Treuting Casteix, 44, (6)                            1992      1998
  Managing  Partner, Barrios, Kingsdorf & Casteix,
  L.L.P., a law firm

David L. Ducote, 29                                          1997      1998
  Chief Executive  Officer,  Tchoupitoulas Partners,
  Inc., a private investment and merchant bank;
  Vice Chairman, Park One, Inc., a developer, owner and operator of commercial parking facilities

L. Ronald Forman, 50                                         1994      1999
  President  and  Chief  Executive  Officer  of the
  Audubon Institute, Inc., operator of a zoo, aquarium and several parks

       _______________
       (1) William E. Wulfers has served as President and Chief Executive Officer of the Company since June 1997. For more than five years before then he worked for Wal-Mart Stores, Inc. in a variety of positions beginning in 1983 as store manager, then as District Manager and most recently as Regional Vice
            President-Store    Operations    for    Louisiana,   Arkansas,
            Mississippi, Virginia, North Carolina, South Carolina, Georgia and Florida. William Wulfers also worked in a variety of capacities for Woolco Company, a division of F. W. Woolworth from 1967 to 1979, most recently as District Manager for South Florida.
       (2) Donald T. Bollinger has served as Chairman of Bollinger Shipyards, Inc. since 1989 and as its Chief Executive Officer
            since 1985.   He  also  serves  on  the  Board of Directors of
            Tidewater Inc. and Bank One of Louisiana.
       (3)  Anthony P. Campo and Joseph E. Campo are brothers.
       (4)  Since  March  1997, Anthony Campo has managed  certain  family
            investments and  properties.   He  served  as  Chairman of the
            Board  and Chief Executive Officer from May 1992  until  March
            1997.   He  also  served  as  President  of  the  Company from
            September 1991 until August 1996, and as Senior Vice President of the Company from 1984 to 1991.
       (5)  Since July 1997, Joseph Campo has served as President  of Golf
            Zone,   Inc.   and  manages  certain  family  investments  and
            properties.  From  February  1997  to  July 1997, Joseph Campo
            served as Director-Loss Prevention for  the  Company.     From
            December 1995 until February   1997,   Joseph   Campo  managed
            certain family investments and properties. For more than five years prior to December 1995, Joseph Campo served as Director-New Market Development for the Company.
       (6) Barbara Treuting Casteix has served in this position since October 1, 1995. For more than five years prior to October 1, 1995, Barbara Casteix served as managing partner of Cleveland, Barrios, Kingsdorf & Casteix, L.L.P.
       (7)  Anthony J. Correro, III has served in this position since July
            1996.   From  June  1994  until  July 1996 he was a partner of
            Correro, Fishman & Casteix, LLP.   For  more  than  five years
            before June 1994, Anthony Correro was a partner in the law firm of Jones, Walker, Waechter, Poitevent, Carrere & Denegre, L.L.P. He is also a director of Avondale Industries, Inc.
                                 ________________

       Information with respect to Executive Officers

            The following table sets forth certain information with respect to the executive officers who are not also directors of the Company as of the date of this report. The Company is not aware of any family relationships between any executive officers of the Company. Executive officers are appointed by and serve at the discretion of the Board of Directors.




    Name                        Age               Position

Michael G. Ware                 48      Senior Vice President, Chief
                                        Financial Officer and Secretary

John Watson                     49      Senior Vice President-Operations

Malcolm  Ballinger              50      Senior Vice President-
                                        Merchandising and Advertising


            Michael G. Ware joined the Company as Senior Vice President, Chief Financial Officer and Secretary in August 1997. From July 1996 to August 1997, he served as a private consultant to the retail industry. From July 1993 to July 1996 he served as Senior Vice President and Chief Financial Officer of Sunshine-Jr. Stores, Inc., which filed for Chapter 11 Bankruptcy in December 1992 and successfully emerged from Chapter 11 in June 1994. From December 1987 to October 1992 he served as Vice President and Chief Financial Officer of Farm Stores, Inc., which filed for Chapter 11 in 1991 and successfully emerged in September 1992. Michael Ware also served as Vice President-Controller of Kash n' Karry, Inc. from July 1987 to December 1987, as Vice President and Chief Financial Officer of Bin & Barrel, Inc. from December 1985 to December 1986, as Vice President of Finance of Little General Stores and Circle K General, Inc. from May 1977 to August 1985, and as a Staff Accountant and later a Senior Accountant for Price Waterhouse from September 1972 to May 1977. He is a certified public accountant.

            John  Watson  joined the Company  as  Senior  Vice  President-
       Operations in July 1997. From 1994 to July 1997, he served as Regional Manager for Wal-Mart Stores, Inc. for North Carolina and Virginia, and from 1983 to 1994 worked in various capacities for Rose's Stores, including District Manager, Regional Human Resources Manager and Regional Manager. From 1971 to 1983 he served in a variety of capacities for Woolco Company, a division of F. W. Woolworth, most recently as District Manager.

            Malcolm Ballinger joined the Company as Senior Vice President-Merchandising and Advertising in July 1997. From November 1995 to July 1997, Malcolm Ballinger served as General Merchandise Manager for Apex, Inc., an appliance and electronics retailer in Rhode Island, and from July 1994 to November 1995, served as General Merchandise Manager for the Company. From December 1992 to July 1994, he served as Merchandise Manager for Fretter Inc., an appliance and electronics retailer in the mid-west. He was the owner/operator of Mrs. B's Appliance & T.V. from August 1989 to December 1992, and served as Vice President, Merchandising and Sales for World Radio Inc. from January 1984 to August 1989. He served in a variety of capacities with Silo Inc. from September 1977 to January 1984, most recently as Vice President, Merchandising and Sales.

       Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission reports of beneficial ownership, and changes in beneficial ownership of the Common Stock of the Company. Barbara Casteix failed to timely file a Statement of Changes in Beneficial Ownership (Form 4) to report a transaction by her husband in November 1995, and reported this transaction on a Form 4 in January 1997. William Wulfers failed to timely file an Initial Statement of Beneficial Ownership (Form
       3) to report his holdings as of the date of his employment with the Company, and filed the Form 3 in July 1997. Dean Hanby and James Rogan, two former executive officers of the Company, failed to timely file their Initial Statements of Beneficial Ownership (Form
       3) to report their holdings as of the date of their employment with the Company, and filed the Form 3s in September 1997.

       ITEM 11.   EXECUTIVE COMPENSATION

       Summary of Executive Compensation

            The following table sets forth information with respect to compensation paid by the Company for services rendered in all capacities during the fiscal years ended August 31, 1997, 1996 and 1995 to the Chief Executive Officer and to each of the four most highly compensated executive officers of the Company whose annual compensation exceeded $100,000.


                                 SUMMARY COMPENSATION TABLE


                     Annual Compensation                         Long-Term             All Other
                                                                 Compensation          Compensation
                                                                 Awards
Names and            Year   Salary     Bonus     Other       Restricted    Number
Principal Position                               Annual      Stock         of
                                                 Compen-     Awards        Options
                                                 sation


William E. Wulfers   1997   $ 57,692   $20,833   $   ----    $125,000(2)   100,000      $ -------
President and
Chief Executive
Officer(1)

Anthony P. Campo,    1997    197,423    50,000   31,057(4)     --------     -------      379,000(5)
Former Chairman of   1996    351,581    53,311   --------      --------     -------       --------
the Board and Chief  1995    318,467    53,300   --------      --------     50,000(6)     --------
Executive Officer(3)

Rex O. Corley, Jr.   1997    178,942    25,000   --------      --------     75,000(6)     76,103(8)
Former President and 1996    163,737    10,000   --------      --------     -------       --------
Chief Operating      1995    155,082    25,000   --------      --------     -------       --------
Officer, Former
Acting Chairman
of the Board
and Chief
Executive Officer(7)

James B. Warren      1997    152,885    25,000   --------      --------     50,000(6)     37,500(8)
Former Vice          1996     14,423   -------   --------      --------     -------        3,000(10)
President-
Merchandising(9)

Charles S. Gibson    1997    135,577    25,000   --------      --------     50,000(6)     --------
Former Vice          1996    129,816    30,000   --------      --------     -------       --------
President-           1995     96,154    15,000   --------      --------     10,000        --------
Logistics and
Operations(11)

John K. Ross         1997     97,115    50,000   --------      --------     50,000(6)     --------
Former Vice          1996    102,497    30,000   --------      --------     -------       19,100(13)
President-           1995     72,308   -------   --------      --------      5,000(6)     --------
Marketing(12)

__________
(1)   William Wulfers joined the Company on June 15, 1997.
(2) Calculated based on the grant of 100,000 shares of restricted stock valued at the per share closing price of the Common Stock on the date of grant (June 15, 1997). The restrictions on these shares lapsed on July 15, 1997.
(3) Anthony Campo served as Chief Executive Officer of the Company until March 1997.
(4)   Includes $17,307 for unused   vacation  time  and  $13,750 for a
      Company car.
(5) Includes $363,000 paid or accrued as severance upon resignation of the officer, and $16,000 paid as directors' fees after March 1997.
(6) These options automatically terminated upon resignation of the officer.
(7) Rex Corley served as Acting Chief Executive Officer of the Company from March 1997 to June 1997.
(8) Amount paid or accrued as severance upon resignation of the officer.
(9) James Warren joined the Company in fiscal 1996 and resigned at the end of fiscal 1997.
(10)  Moving allowance.
(11) Charles Gibson joined the Company in fiscal 1995 and resigned before the end of fiscal 1997.
(12) John Ross became an executive officer of the Company in December 1994 (fiscal 1995) and resigned from the Company before the end of fiscal 1997.
(13)  Tuition reimbursement for Tulane MBA program.

                                 ____________________

            Option Grants


                          OPTION GRANTS IN FISCAL YEAR 1997


     Name               Number      Percent     Exercise   Expiration  Potential Value
                          of        of Total    Price      Date        at Assumed
                        Options     Options                            Annual Rates
                        Granted     Granted(1)                         of Stock Price
                                                                       Appreciation
                                                                       for
                                                                       Option Term

                                                                     5%           10%

William E. Wulfers       100,000     19.08%     1.187     06/18/07   $ 74,650     $189,177
Anthony P. Campo               0         0        ---          ---        ---          ---
Rex O. Corley, Jr.        75,000(2)  14.31%    2.0625     10/04/06     97,280      246,534
James B. Warren           50,000(2)   9.54%    2.0625     10/04/06     64,855      164,355
Charles S. Gibson         50,000(2)   9.54%    2.0625     10/04/06     64,855      164,355
John K. Ross              50,000(2)   9.54%    2.0625     10/04/06     64,855      164,355


________________
(1) Based on grants of options exercisable for a total of 524,000 shares during fiscal 1997.
(2) These options automatically terminated upon resignation of the officer.

            Option Holdings

              The following table provides information concerning  unexercised options held by the named executive officers at August 31, 1997.

                                   FISCAL YEAR END OPTION VALUES

                          Number of Securities           Value of Unexercised
                          Underlying Unexercised         In-The-Money Options
 Name                     Stock Options at August        at August 31, 1997
                                31, 1997
                      Exercisable   Unexercisable   Exercisable   Unexercisable
-----------------------------------------------------------------------------
William E. Wulfers              0         100,000             0        $ 12,550
Anthony P. Campo                0               0             0               0
Rex O. Corley, Jr.              0               0             0               0
James B. Warren                 0               0             0               0
Charles S. Gibson, Jr.          0               0             0               0
John K. Ross                    0               0             0               0
-----------------------------------------------------------------------------

                                 ____________________


Employment and Severance Agreements and Arrangements

General

      Until March 1997, the Company had employment agreements only with its two most senior executives, Anthony Campo and Donald Galloway. Donald Galloway resigned in July 1996 and Anthony Campo resigned in March 1997, and both received severance benefits in accordance with their employment agreements.

      At the time of Anthony Campo's resignation, the Board was also in the process of reorganizing the Company's operations and it engaged Hewitt Associates LLC to make recommendations regarding appropriate executive retention and severance arrangements and director compensation packages that could be implemented by the Company in order to attract new board members and retain members of its executive management team during the reorganization period. After reviewing Hewitt's recommendations, the Board determined to increase the amount of its director compensation as noted under "Compensation of
Directors." The Board also decided to enter into employment agreements with its five most senior executives, as described below. All five of these executives have now resigned from the Company and two were paid the severance benefits described below.

      The Company currently has only a personal service and non-competition agreement with Anthony Campo, as described below, and an employment agreement with William Wulfers, the Company's new President and Chief Executive Officer, as described below.

Employment Agreements

      Anthony P. Campo. The Company had an employment agreement with Anthony Campo pursuant to which the Company agreed, among other things, to pay an annual base salary of $300,000, $330,000 and $363,000 for the 1994, 1995 and 1996 calendar years, respectively. On May 16, 1996 the employment agreement was amended to extend the initial term of the agreement through December 31, 1997 and to provide that Mr. Campo's compensation for calendar year 1997 would remain the same as that provided in the agreement for calendar year 1996.

      Anthony Campo's employment agreement also provided for payment of an annual cash bonus of $50,000 and an annual incentive bonus of 2% of the Company's net income before taxes, and provided that if his employment were terminated during the initial term of the agreement by the Company for any reason other than cause (as defined in the agreement) or by him for good reason (as defined in the agreement), he would be paid an amount equal to his then current base salary multiplied by the number of years remaining in such initial term, but in no event less than one full year's base salary.

      Effective March 19, 1997, Anthony Campo resigned as an executive officer of the Company and entered into an agreement with the Company that provides for the continuation of certain benefits for twelve months following resignation and provides for a lump sum payment in the amount of $363,000. The Company also agreed to continue making the lease payments on his Company car for the duration of the lease which is approximately 18 months from the date of his resignation. The Company also entered into a personal services contract and non-competition agreement with Anthony Campo pursuant to which he has agreed to render consultant services to the Company and not to compete with the Company for two years, for which agreements he is to be paid a fee of $5,000 per month.

      Rex O. Corley, Jr. Upon Anthony Campo's resignation, the Company entered into an employment agreement dated March 21, 1997 with Rex O. Corley, Jr. pursuant to which he was employed as Acting Chairman of the Board and Chief Executive Officer of the Company until a permanent replacement for Anthony Campo was appointed. Pursuant to this Agreement, which had a two-year term, the Company agreed to pay Rex Corley an annual base salary of $200,000 for the first year and $210,000 for the second year. The Agreement also provided for the payment of a one-time performance bonus upon execution of the agreement of $25,000 and a stay bonus of $200,000 due 15 days after the occurrence of certain events provided that he was still a full time employee of the Company on such date. The agreement also provided for the payment of severance benefits equal to the amount he would have received had his employment terminated (a) by reason of death or Disability (as defined in the agreement and including the payment of the stay bonus in accordance with the calculation described therein) and (b) (i) at the first anniversary of the agreement or (ii) six months from the actual termination date, if his employment was terminated for any reason other than cause (as defined in the agreement) or by him for good reason (as defined in the agreement), but any such severance would be reduced by any amount he had previously been paid and by any severance benefits payable under the Company's severance plan (discussed below). Effective June 19, 1997, Rex Corley resigned as an executive officer and director of the Company and agreed to accept a lump sum severance payment of $75,000.

      Charles S. Gibson, Jr. The Company also entered into a two-year employment agreement, dated March 21, 1997, with Charles S. Gibson, Jr., which provided for (i) a base salary of $150,000 for the first year and $157,500 for the second year, (ii) a one-time performance bonus payable upon execution of the agreement of $25,000 and (iii) a stay bonus of $150,000 payable within 15 days after the occurrence of certain events. This agreement also provided for the payment of severance benefits on substantially the same terms as provided in Rex Corley's agreement. This officer resigned before the end of fiscal 1997, and no severance benefits were paid to this officer.

      John K. Ross and James B. Warren. The Company also entered into one-year employment agreements, dated April 14 and April 23, 1997, with John K. Ross and James B. Warren, respectively. The agreement with John Ross provided for a base salary of $125,000, a one-time performance bonus of $25,000 payable upon execution of the agreement and an incentive bonus of up to $25,000 payable 15 days after the first anniversary of the agreement provided certain performance criteria were met. The agreement with James Warren provided for a base salary of $150,000, a one time performance bonus payable upon execution of the agreement of $25,000 and an incentive bonus of up to $100,000 payable within 15 days after the first anniversary of the agreement provided certain performance criteria were met. Both agreements provided for a six month severance benefit if the officer's employment were terminated for any reason other than cause or by the executive with good reason, such amount to be reduced by any amounts previously paid and by any severance benefits payable under the Company's severance plan. John Ross and Jim Warren resigned effective July 18 and August 29, 1997, respectively. No severance payments were made to John Ross; however, the Company agreed to pay as severance to James Warren the amount of $37,500, payable over three months.

      William Wulfers. Effective June 15, 1997, William E. Wulfers became the Company's President and Chief Executive Officer and a director. The Company entered into an employment agreement with William Wulfers, dated as of June 15, 1997, which has a term expiring on August 31, 2000, providing for an annual base salary of $300,000, bonuses of $20,833 for the fiscal year ended August 31, 1997, and $100,000 for the fiscal year ended August 31, 1998, and an incentive bonus equal to $500 per basis point of pre-tax net profit margin achieved by the Company for each of the fiscal years ended August 31, 1999 and 2000.

      The agreement also provides for six months severance benefits if he is terminated without cause or he terminates his employment for good reason. Pursuant to the agreement, the Company also awarded William Wulfers 100,000 shares of restricted stock, the restrictions on which lapsed on July 15, 1997 and non-qualified stock options for 100,000 shares, which become exercisable on June 15, 2000. The agreement also provides for additional grants of non-qualified stock options for 100,000 shares each on June 15, 1998 and 1999, which will become exercisable on June 15, 2000.

Severance Plan and Agreements.

      Effective August 29, 1996, the Company adopted a Severance Plan for its executive officers which provides for the payment of certain benefits upon an involuntary or constructive termination of an officer's employment, except for cause, within one year following a change of control. Benefits payable under the plan include a cash payment in an amount equal to six month's salary and continued health and life insurance benefits for six months after termination.

      The Company has also agreed to provide each of Malcolm Ballinger, Michael Ware and John Watson with a additional severance payment of $37,500 if such officer's employment is terminated by the Company without cause.

Compensation of Directors

      Each member of the Board of Directors who is not a full-time employee of the Company is paid $1,000 per month, and is reimbursed for all ordinary and necessary expenses incurred in attending any meeting of the Board or any committee. Beginning in March 1997, each non-employee director also receives $1,000 for each Board and Committee meeting attended and each Chairman of a Board Committee also receives $3,000 per year.

Compensation Committee Interlocks and Insider Participation

      For fiscal 1997, until March 1997 the members of the Company's Compensation Committee were L. Ronald Forman and Mervin L. Trail, M.D., and since March 1997 the members of the Compensation Committee have been L. Ronald Forman, Donald T. Bollinger and David L. Ducote. No member of the Compensation Committee has ever been an officer or employee of the Company, nor has or has had any other significant relationship with the Company. No executive officer of the Company served in the last fiscal year as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or on the Compensation Committee of the Company.





ITEM 12.    SECURITY   OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
            MANAGEMENT

Security Holdings of Directors and Executive Officers

      The following table sets forth certain information concerning the beneficial ownership of the Common Stock of the Company by (i) each director, (ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group, as of November 28, 1997, determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. Unless otherwise indicated, all shares shown as beneficially owned are held with sole voting and investment power.


                                           Number of          Percent
Name of Beneficial Owner                   Shares             of Class

William E. Wulfers                        100,000               1.73%
Anthony P. Campo(1)                       306,853.75(1)         5.32%
Joseph E. Campo                           313,508.75(2)         5.44%
Barbara Treuting Casteix                    3,850(3)               *
L. Ronald Forman                                0                  0
Donald T. Bollinger                       114,600               1.99%
David L. Ducote                            97,300(4)            1.69%
Anthony J. Correro, III                         0                  0
Rex O. Corley, Jr.(5)                       2,000                  *
Charles S. Gibson(5)                            0                  0
John K. Ross(5)                               800                  *
James B. Warren(5)                              0                  0
All directors and executive
officers as a group  (11 persons)       1,056,112.5(6)         18.17%(7)

__________
*     Less than 1%
(1) Includes 66,042.9 shares held by trusts for the benefit of Anthony Campo's children of which he serves as trustee, and 25,998 shares held by a partnership of which he is a partner. Also includes 6,572.82 shares, representing his interest in shares held by an LLC, of which he serves as a manager (the "Campo Family LLC"), and 2,577.93 shares, representing the interest held by a trust for the benefit of his children, of which he serves as trustee, in shares held by the Campo Family LLC.
(2) Includes 107,142.9 shares held by trusts for the benefit of Joseph Campo's children of which he serves as trustee. Also includes 6,572.82 shares, representing his interest in shares held by the Campo Family LLC, of which he serves as a manager, and 2,577.93 shares, representing the interest held by a trust for the benefit of his children, of which he serves as trustee, in shares held by the Campo Family LLC.
(3) Includes 2,500 shares owned by Barbara Casteix's husband, of which she disclaims beneficial ownership.
(4) Includes 26,800 shares held by a family corporation of which David Ducote serves as President.
(5) This person resigned as an executive officer and/or director of the Company at or prior to the end of the 1997 fiscal year.
(6)   Includes  45,000  shares that such persons  have  the  right  to acquire through the exercise of stock options that are exercisable within 60 days.
(7) Calculated on the basis of 5,766,906 shares outstanding at November 28, 1997 and 45,000 shares that all directors and executive officers as a group have the right to acquire through the exercise of stock options that are exercisable within 60 days.


Security Holdings of Certain Beneficial Owners

      The following table lists those persons other than executive officers or directors of the Company who are known by the Company to own beneficially more than 5% of its outstanding Common Stock as of November 28, 1997. The information set forth below is based upon information furnished by the persons listed. Unless otherwise indicated, all shares shown as beneficially owned are held with sole voting and investment power.



       Name and Address of Beneficial Owner          Number of      Percent
                                                       Shares       of Class

Gina Campo Morgan                                   342,008.76(1)     5.93%
  214 Monsanto
  Luling, LA 70070

Dimensional Fund Advisors, Inc..                    314,800(2)        5.46%
  1299 Ocean Avenue, 11th Fl.
  Santa Monica, CA  90401

__________

(1) Includes 71,428.6 shares held by trusts for the benefit of Ms. Morgan's children of which Ms. Morgan serves as trustee. Also includes 7,432.32 shares, representing Ms. Morgan's interest in shares held by the Campo Family LLC, of which Ms. Morgan serves as a manager, and 1,718.44 shares, representing the interest held by a trust for the benefit of Ms. Morgan's children, of which Ms. Morgan serves as trustee, in shares held by the Campo Family LLC.
(2) Held as of December 31, 1996in portfolios of DFA Investment Dimensions Group Inc. (the "Fund"), a registered open-end investment company, in series of The DFA Investment Trust Company (the "Trust"), a Delaware business trust, or the DFA Group Trust and the DFA Participating Group Trust, investment vehicles for qualified employee benefit plans, for all of which Dimensional Fund Advisors Inc. ("Dimensional") serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. Includes 94,800 shares as to which Dimensional shares voting power with certain officers of Dimensional who also serve as officers of the Fund and the Trust.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Prior to September 1991, the Company was controlled by Tony Campo, late father of Anthony P. Campo and Joseph E. Campo, and his seven children (the "Campo Family"). From September 1991 until the Company's initial public offering on February 23, 1993, the Company was controlled by the Campo Family.

      On September 1, 1991, the  Company  and  Tony Campo entered into certain agreements pursuant to which (i) Tony Campo cancelled $4,676,520 of Company indebtedness to him, (ii) the Company redeemed all of Tony Campo's stock in the Company for its $5,611,144 promissory note (the "Note") and (iii) Tony Campo entered into a non-competition and personal services agreement with the Company providing for aggregate monthly payments of approximately $11,690 to him over ten years. On April 29, 1994, the Company paid $2,769,678 to Tony Campo with proceeds from the Company's secondary offering to pay off the remaining balance of the Note, and upon Tony Campo's death in December 1996, all further obligations of the Company under the agreement were extinquished.

      The Company leases one store from the Campo Family LLC and it subleases one store from Campo Appliance Co. of Clearview, Inc. ("Clearview"), a corporation wholly-owned by Tony Campo's estate. The Company believes that its lease payments under the lease and sublease are at fair market rental rates. The sublease requires lease payments identical to the payments required by the underlying lease which is with an unrelated third party lessor. For fiscal 1997, the Company paid aggregate rental payments under this lease and sublease of approximately $173,000.

      Barbara Casteix is the managing partner of Barrios, Kingsdorf & Casteix, which serves as general counsel to the Company. The Company paid $142,000 during fiscal 1997 to this firm for legal services rendered.




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

            3.2   Composite  By-laws of the Company, as of October  4,
                  1996.(3)

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

            10.4 Personal Services Contract dated September 1, 1991 by and between Giant TC, Inc. and Anthony J. Campo.(1)

            10.5 Amendment and Restatement of Non-Competition Agreement and Personal Services Contract dated June 29, 1992 by and between Anthony J. Campo and Giant TC, Inc.(1)

            10.6 Credit Card Program Agreement dated as of May 29, 1992 by and between Giant TC, Inc. and Monogram Credit Card Bank of Georgia(1), as amended by Amendment to Credit Card Program Agreement dated as of May 29, 1992 by and between Monogram Credit Card Bank of Georgia and Campo Electronics, Appliances and Computers, Inc. (formerly Giant TC, Inc.), dated October 29, 1993.(4)

            10.7 Giant TC, Inc. 1992 Stock Incentive Plan(1), as amended by Amendment No. 1 to Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Plan dated October 13, 1993(5), as amended by Amendment No. 2 to Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Plan dated May 20, 1994(6), as amended by Amendment No. 3 and the Amended and Restated Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Plan dated December 7, 1994(2), as amended by the Second Amended and Restated Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Plan dated January 12, 1996,(7) as amended by Amendment No. 1 thereto dated October 4, 1996,(3) as further amended and restated by the Third Amended and Restated 1992 Stock Incentive Plan dated August 8, 1997.

            10.8 Form of Indemnity Agreement by and between Giant TC, Inc. and each of Anthony P. Campo, Joseph E. Campo, Barbara Treuting Casteix, L. Ronald Forman, Donald
                  T. Bollinger, Anthony J. Correro, III, David L. Ducote, William E. Wulfers, Michael G. Ware, John Watson and Malcolm Ballinger.(1)

            10.9 Employment Agreement dated June 29, 1992 by and between Giant TC, Inc. and Anthony P. Campo , as amended December 30, 1992(1) as terminated and replaced by Employment Agreement dated December 16, 1993 by and between Campo Electronics, Appliances and Computers, Inc. and Anthony P. Campo(5), as amended by the Amendment to Employment Agreement dated May 16, 1996,(7) as terminated by the Severance Agreement and Personal Services Contract and Non-Competition Agreement dated March 19, 1997.(8)

            10.10 Employment  Agreement  dated  June  29, 1992 by  and between Giant TC, Inc. and Donald E. Galloway(1) as terminated and replaced by Employment Agreement dated December 16, 1993 by and between Campo Electronics, Appliances and Computers, Inc. and Donald E. Galloway(5), as amended by the Amendment to Employment Agreement dated May 16, 1996, as terminated by letter agreement dated July 12, 1996.(7)

            10.11 Acquisition and  Interim  Servicing Agreement  dated
                  November 22, 1993 by and between Monogram Credit Card Bank of Georgia Item 14 and Campo Electronics, Appliances and Computers, Inc.(4)

            10.12 Loan Agreement dated August  30, 1995 by and between
                  Hibernia   National  Bank  and  Campo   Electronics,
                  Appliances and Computers, Inc.(9), as amended by the First Amendment to Loan Agreement as of August 30, 1995 by and between Hibernia National Bank and Campo Electronics, Appliances and Computers, Inc.(3), as amended by the Second Amendment to Loan Agreement dated May 31, 1996 by and between Hibernia National
                  Bank   and   Campo   Electronics,   Appliances   and
                  Computers,   Inc.(10),   as  amended  by  the  Third
                  Amendment to Loan Agreement dated December 1, 1996 by and between Hibernia National Bank and Campo Electronics, Appliances and Computers, Inc., as amended by Amendment to Loan Agreement dated June 25, 1997.

            10.13 Loan Agreement  dated August 30, 1995 by and between
                  Met Life Capital Corporation and Campo Electronics, Appliances and Computers, Inc.(9)

            10.14 Sale Agreement dated  August 30, 1995 by and between
                  Federal  Warranty  Service   Corporation  and  Campo
                  Electronics, Appliances and Computers, Inc.(9)

            10.15 Change of Control Agreement dated  as  of August 29,
                  1996 by and between Campo Electronics, Appliances and Computers, Inc. and Anthony P. Campo.(7)

            10.16 Campo Electronics,  Appliances  and  Computers, Inc.
                  Severance Pay Plan dated as of August 29, 1996.(7)

            10.17 Employment Agreement, dated March 21,  1997,  by and between the Company and Rex O. Corley, Jr., as terminated by Severance Agreement dated June 19, 1997.(8)

            10.18 Employment Agreement,  dated  March 21, 1997, by and between the Company and Charles S. Gibson, Jr., as amended on June 24, 1997,(8) as terminated upon resignation of the officer.

            10.19 Employment Agreement, dated  March  21, 1997, by and between the Company and Wayne J. Usie, as amended on June 24, 1997,(8) as terminated upon resignation of the officer.

            10.20 Employment Agreement, dated April 14, 1997,  by  and
                  between   the   Company  and  John  K.  Ross,(8)  as
                  terminated upon resignation of the officer.

            10.21 Employment Agreement,  dated  April 23, 1997, by and between the Company and James B. Warren,(8) as terminated upon resignation of the officer.

            10.22 Employment Agreement, dated June  15,  1997,  by and between the Company and William E. Wulfers.(8)

            10.23 Consultation Agreement, dated April 17, 1997, by and between  the  Company  and York Management Services,
                  Inc.

            23    Consent of Coopers & Lybrand L.L.P.

            27    Financial Data Schedule
__________

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-56796) filed with the Commission on January 6, 1993.
(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1995.
(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1996.
(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993.
(5) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-76184) filed with the Commission on March 8, 1994.
(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994.
(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.
(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1997.
(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995.
(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1996.

                                 ____________________





b)          Reports on Form 8-K

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

                                By:         /s/  WILLIAM  E. WULFERS
                                                William E. Wulfers
                                                President   and  Chief
                                                Executive Officer


Dated:November 19, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 19, 1997.




/s/ WILLIAM E. WULFERS         President and Chief Executive
William E. Wulfers                        Officer

/s/ MICHAEL G. WARE            Sr. Vice President, Chief
Michael G. Ware                Financial Officer and Secretary
                               (Principal Financial and Accounting Officer)

/s/ ANTHONY P. CAMPO                    Director
Anthony P. Campo

                                        Director
Joseph E. Campo

/s/ BARBARA TREUTING CASTEIX            Director
Barbara Treuting Casteix

/s/ L. RONALD FORMAN                    Director
L. Ronald Forman

/s/ DAVID L. DUCOTE                     Director
David L. Ducote

/s/ DONALD T. BOLLINGER                 Director
Donald T. Bollinger

/s/ ANTHONY J. CORRERO, III             Director
Anthony J. Correro, III










                        EXHIBIT INDEX


                        Exhibits                            Page No.

3.1 Amended and Restated Articles of Incorporation of the Company(1), as amended by Articles of Amendment dated January 3, 1995.(2)

3.2   Composite By-laws of the Company, as of October 4, 1996.(3)

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

10.4 Personal Services Contract dated September 1, 1991 by and between Giant TC, Inc. and Anthony J. Campo.(1)

10.5 Amendment and Restatement of Non-Competition Agreement and Personal Services Contract dated June 29, 1992 by and between Anthony J. Campo and Giant TC, Inc.(1)

10.6 Credit Card Program Agreement dated as of May 29, 1992 by and between Giant TC, Inc. and Monogram Credit Card Bank of Georgia(1), as amended by Amendment to Credit Card Program Agreement dated as of May 29, 1992 by and between Monogram Credit Card Bank of Georgia and Campo Electronics, Appliances and Computers, Inc. (formerly Giant TC, Inc.), dated October 29, 1993.(4)

10.7 Giant TC, Inc. 1992 Stock Incentive Plan(1), as amended by Amendment No. 1 to Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Plan dated October 13, 1993(5), as amended by Amendment No. 2 to Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Plan dated May 20, 1994(6), as amended by Amendment No. 3 and the Amended and Restated Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Plan dated December 7, 1994(2), as amended by the Second Amended and Restated Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Plan dated January 12, 1996,(7) as amended by Amendment No. 1 thereto dated October 4, 1996,(3) as further amended and restated by the Third Amended and Restated 1992 Stock Incentive Plan dated August 8, 1997.

10.8 Form of Indemnity Agreement by and between Giant TC, Inc. and each of Anthony P. Campo, Joseph E. Campo, Barbara Treuting Casteix, L. Ronald Forman, Donald T. Bollinger, Anthony J. Correro, III, David L. Ducote, William E. Wulfers, Michael G. Ware, John Watson and Malcolm Ballinger.(1)

10.9 Employment Agreement dated June 29, 1992 by and between Giant TC, Inc. and Anthony P. Campo , as amended December 30, 1992(1) as terminated and replaced by Employment
      Agreement dated December 16, 1993 by and between Campo Electronics, Appliances and Computers, Inc. and Anthony P. Campo(5), as amended by the Amendment to Employment Agreement dated May 16, 1996,(7) as terminated by the Severance Agreement and Personal Services Contract and Non-Competition Agreement dated March 19, 1997.(8)

10.10 Employment Agreement dated June 29, 1992 by and between Giant TC, Inc. and Donald E. Galloway(1) as terminated and replaced by Employment Agreement dated December 16, 1993 by and between Campo Electronics, Appliances and Computers, Inc. and Donald E. Galloway(5), as amended by the Amendment to Employment Agreement dated May 16, 1996, as terminated by letter agreement dated July 12, 1996.(7)

10.11 Acquisition and Interim Servicing Agreement dated November 22, 1993 by and between Monogram Credit Card Bank of Georgia
      Item 14 and Campo  Electronics,  Appliances  and  Computers,
      Inc.(4)

10.12 Loan Agreement dated August 30, 1995 by and between Hibernia National Bank and Campo Electronics, Appliances and Computers, Inc.(9), as amended by the First Amendment to Loan Agreement as of August 30, 1995 by and between Hibernia National Bank and Campo Electronics, Appliances and Computers, Inc.(3), as amended by the Second Amendment to Loan Agreement dated May 31, 1996 by and between Hibernia National Bank and Campo Electronics, Appliances and Computers, Inc.(10), as amended by the Third Amendment to Loan Agreement dated December 1, 1996 by and between Hibernia National Bank and Campo Electronics, Appliances and Computers, Inc., as amended by Amendment to Loan Agreement dated June 25, 1997.

10.13 Loan Agreement dated August 30, 1995 by and between Met Life Capital Corporation and Campo Electronics, Appliances and Computers, Inc.(9)

10.14 Sale  Agreement dated August 30, 1995 by and between Federal
      Warranty   Service   Corporation   and   Campo  Electronics,
      Appliances and Computers, Inc.(9)

10.15 Change of Control Agreement dated as of August 29, 1996 by and between Campo Electronics, Appliances and Computers, Inc. and Anthony P. Campo.(7)

10.16 Campo Electronics, Appliances and Computers, Inc. Severance Pay Plan dated as of August 29, 1996.(7)

10.17 Employment Agreement, dated March 21, 1997, by and between the Company and Rex O. Corley, Jr., as terminated by Severance Agreement dated June 19, 1997.(8)

10.18 Employment Agreement, dated March 21, 1997, by and between the Company and Charles S. Gibson, Jr., as amended on June 24, 1997,(8) as terminated upon resignation of the officer.

10.19 Employment Agreement, dated March 21, 1997, by and between the Company and Wayne J. Usie, as amended on June 24, 1997,(8) as terminated upon resignation of the officer.

10.20 Employment Agreement, dated April 14, 1997,  by  and between
      the   Company  and  John  K.  Ross,(8)  as  terminated  upon
      resignation of the officer.

10.21 Employment Agreement, dated April 23, 1997, by and between the Company and James B. Warren,(8) as terminated upon resignation of the officer.

10.22 Employment Agreement, dated June 15, 1997, by and between the Company and William E. Wulfers.(8)

10.23 Consultation Agreement, dated April 17, 1997, by and between the Company and York Management Services, Inc.

23    Consent of Coopers & Lybrand L.L.P.

27    Financial Data Schedule


__________

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-56796) filed with the Commission on January 6, 1993.
(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1995.
(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1996.
(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993.
(5) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-76184) filed with the Commission on March 8, 1994.
(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994.
(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.
(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1997.
(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995.
(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1996.