Form 10-K/A
period 1997-08-30
CAMPO ELECTRONICS APPLIANCES & COMPUTERS INC
filed 1997-12-15
CIK 895693

The following items were the
                                                subject of a Form 12b-25 and
                                                are included herein:Items 6,
                                                7, 8 and 14(a)(1).


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






       ITEM 6.    SELECTED FINANCIAL AND OPERATING DATA
                  (In thousands, except per share amounts and operating data)

         The following statement of operations and balance sheet data for fiscal 1993 through fiscal 1997 are derived from the Company's audited financial statements, which were audited by Coopers & Lybrand L.L.P., independent certified public accountants. The data set forth below should be read in conjunction with the financial statements of the Company and the notes thereto included under Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included under Item 7 of this Form 10-K.


                                              Years Ended August 31,
                                       1997        1996        1995        1994        1993
Statement of Operations Data:(1)

Net sales                              $ 242,278   $ 294,967   $ 294,620   $ 194,621   $ 101,954
Cost of sales                            202,501     232,183     232,843     147,813      76,821
  Gross profit                            39,777      62,784      61,777      46,808      25,133
Selling, general and administrative
 expenses                                 58,005      62,189      61,972      40,367      21,555
Professional services(2)                     376         879      -----       -----       -----
Severance costs(2)                           410         340      -----       -----       -----
Merger costs                              -----       -----          303      -----       -----
                                       ---------   ---------   ---------   ---------   ---------
  Operating income (loss)                (19,014)       (624)       (498)      6,441       3,578

Other income (expense):
  Interest expense                        (2,447)     (2,100)     (1,399)       (299)       (556)
  Interest income                             92         137          95         125         179
  Other, net                                 212         445         503         409         255
                                       ---------   ---------   ---------   ---------   ---------
                                          (2,143)     (1,518)       (801)        235        (122)
                                       ---------   ---------   ---------   ---------   ---------

Income (loss) before income tax and
 cumulative effect of change in
 accounting principle                    (21,157)     (2,142)     (1,299)      6,676       3,456
Income (expense) from
 reorganization items:
  Gain  (loss) on disposal of
   assets(3)                              (5,338)     -----       -----       -----       -----
  Lease  rejection reserve on
   closed stores(3)                       (3,100)     -----       -----       -----       -----
  Write  down   of  impaired
   goodwill(3)                              (640)     -----       -----       -----       -----
  Severance costs(4)                        (351)     -----       -----       -----       -----
  Restructuring(5)                          (957)     -----       -----       -----       -----
                                       ----------  ---------   ---------   ---------   ---------
                                         (10,386)     -----       -----       -----       -----
                                       ----------  ---------   ---------   ---------   ---------
Income tax expense (benefit)               2,690        (754)       (256)      2,519         815
                                       ----------  ---------   ---------   ---------   ---------
 Income (loss) before cumulative
  effect of change in accounting
  principle                              (34,233)     (1,388)     (1,043)      4,157       2,641
Cumulative effect of change in
 accounting principle                     -----       -----       (1,892)     -----       -----
                                       ----------  ---------   ---------   ---------   ---------
Net income (loss)                      $ (34,233)  $  (1,388)  $  (2,935)  $   4,157   $   2,641
                                       ----------  ---------   ---------   ---------   ---------
                                       ----------  ---------   ---------   ---------   ---------

Pro Forma Statement of Operations Data:

Net income (loss) as reported          $ (34,233)  $  (1,388)  $  (2,935)  $   4,157   $   2,641
Charge in lieu of federal and
 state income tax(6)                      -----       -----       -----       -----          407
Retroactive application of the
 straight-line method                     -----       -----       -----          422         357
Cumulative effect of change in
 accounting principle                     -----       -----       (1,892)     -----       -----
                                       ----------  ---------   ---------   ---------   ---------
Reported pro forma net income(7)       $ (34,233)  $  (1,388)  $  (1,043)  $   3,735   $   1,877
                                       ----------  ---------   ---------   ---------   ---------
                                       ----------  ---------   ---------   ---------   ---------

Per Share Data:

Net income (loss) before cumulative
 effect of change in accounting
 principle                             $   (6.13)  $   (0.25)  $   (0.19)  $    0.91   $    0.80
                                       ---------   ---------   ---------   ---------   ---------
Cumulative effect of change in
 accounting principle                     -----       -----        (0.34)     -----      -----
                                       ---------   ---------   ---------   ---------   ---------
Net income (loss)                      $   (6.13)  $   (0.25)  $   (0.53)  $    0.91   $    0.80
                                       ---------   ---------   ---------   ---------   ---------
                                       ---------   ---------   ---------   ---------   ---------
Pro forma net income (loss)            $  -----    $  -----    $   (0.19)  $    0.81   $    0.57
                                       ---------   ---------   ---------   ---------   ---------
                                       ---------   ---------   ---------   ---------   ---------
Weighted average number of common
 shares outstanding                    5,584,509   5,566,906   5,565,942   4,590,391   3,306,069
                                       ---------   ---------   ---------   ---------   ---------
                                       ---------   ---------   ---------   ---------   ---------

Selected Operating Data:

Store data(8)
  Stores open at beginning of
  period                                      31          31          21          22          12
  Stores opened or acquired                    0           0          14           6          13
  Stores closed or replaced                  (11)          0          (4)         (7)         (3)
                                       ---------   ---------   ---------   ---------   ---------
  Stores open at end of period                20          31          31          21          22
Average sales for stores open for
  entire year period(9)                $   8,944   $   9,334   $  10,419   $   9,001   $   7,892
Percentage  change  in  comparable
  sales(9)                                (14.1%)     (13.6%)       5.1%       28.5%       18.4%
Approximate total square feet of
  store selling space at period end      309,210     491,000     491,000     252,474     245,184
Sales per weighted average selling
  square foot(9)                       $     532   $     590   $     740   $     739   $     658

Balance Sheet Data:

Working capital                        $   4,592   $  15,824   $  18,535   $  12,594   $   8,478
Total assets                           $  74,132   $ 119,034   $ 135,710   $  97,122   $  71,396
Long-term debt, less current portion   $  18,368(10) $18,191   $  20,257   $     982   $   3,792
Shareholders'equity                    $     375   $  34,129   $  35,505   $  38,437   $  17,775
Dividends paid (11)                       -----       -----       -----       -----    $   1,247

       __________
       (1) Prior to February 1993, the Company operated as a corporation taxable as an S Corporation under the Internal Revenue Code. The Company terminated its S Corporation status immediately prior to the effective date of its February 1993 initial public offering. Net income per common share prior to the S
            Corporation rescission is not included because management believes such information is not relevant in light of the Company's termination of its S Corporation status.

       (2)  During  fiscal  1996,  the  Company  hired  a consulting firm to evaluate and refine its storeline operations. The costs associated with these consulting services of $879,000 were expensed during fiscal 1996. Also, in July 1996, two of the Company's executives resigned from the Company to pursue other opportunities. The severance packages associated with these resignations of $340,000 were expensed in July 1996. The impacts of these costs (net of tax) on net income per share of the Company for the fiscal year ended August 31, 1996 were decreases of $0.10 and $0.04 per share, respectively. Professional services expensed in fiscal 1997 were $376,000. This includes $303,000 of services related to the acquisition of new computer software (the implementation of which has been postponed). Also, consultants were hired to assist in financial planning for the Company and these charges amounted to $73,000. In fiscal 1997, severance was paid to an executive of the Company who resigned and taxable fringe benefits were paid to another executive who resigned during fiscal 1996. These payments totaled $410,000 and were expensed in fiscal 1997. The impacts of these costs on net loss per share of the Company for the fiscal year ended August 31, 1997 were ($0.07) and ($0.07) per share, respectively.

       (3) As part of the Chapter 11 reorganization, the Company closed eleven stores and one warehouse during fiscal 1997 and closed another warehouse in October 1997. A reserve was established to provide for costs associated with the rejection of leases for the closed locations of $3,100,000. Loss on the disposal of assets held at these locations was $5,338,000. These items were expensed during the fiscal year ended August 31, 1997. It was determined that goodwill for two locations that were part of the Company's acquisition of Shreveport Refrigeration, Inc. was impaired and a write down of goodwill in the amount of $640,000 was expensed during fiscal 1997. The impacts of these costs on net loss per share of the Company for the fiscal year ended August 31, 1997 were ($0.56), ($0.96) and ($0.11) per share, respectively.

       (4) During fiscal 1997, two of the Company's executives resigned from the Company as part of the reorganization. The severance packages paid to these executives totaled $114,000 and were expensed in fiscal 1997. Also, due to the closure of locations, severance packages paid to the employees at those locations totaled $237,000 and were expensed in fiscal 1997. The impacts of these costs on net loss per share of the Company for fiscal year ended August 31, 1997 were ($0.02) and ($0.04) per share, respectively.

       (5) The Company incurred increased consulting fees, legal fees and fees associated with the closing of locations. These costs amounted to $957,000 and were expensed during fiscal 1997. The impact of these costs on the net loss per share of the Company for fiscal year ended August 31, 1997 was ($0.17) per share.

       (6) Reflects the income taxes, at the applicable statutory rates, for which provision would have been made if the Company had been a C Corporation for all periods presented.

       (7) Pro forma net income per common share for fiscal 1993 after giving effect to the acquisition of Shreveport Refrigeration, Inc. and retirement of the promissory note due the former majority shareholder was $2,816,863 and $0.79, respectively.

       (8) The Company closed 25 stores and opened 24 new Campo Concept stores during fiscal 1993, 1994, 1995 and 1997. Also reflects the purchase of nine locations of Shreveport Refrigeration, Inc. in July 1993 and the September 1993 closing of one of these locations. Includes the March 1993 opening of a temporary site in Baton Rouge, Louisiana while awaiting the completion of a Campo Concept store opened in October 1993.

       (9) Includes comparisons of new Campo Concept stores to previously existing Company stores replaced by such Campo Concept stores. The Company's comparable store sales calculations include the effects of certain non-retail sales to commercial buyers and beginning in 1993, include net sales of extended warranty plans. If non-retail sales were excluded, the percentage change in comparable store sales for fiscal 1994 and 1993 would have been 22.1% and 16.8%, respectively. Management believes that prior to fiscal 1993, non-retail sales did not have a significant impact on comparable store sales increases. Sales from the Company's three Sound Trek locations that were closed in September 1993 and January 1994 have been excluded from the computation of comparable store sales beginning in the quarter in which they were closed. Beginning in fiscal 1995, comparable store sales were calculated using same store format and retail sales only and begin comparisons in the store's fifteenth month of operation.

       (10) See notes 6 and 7 of the financial statements.

       (11) Reflects payments made to shareholders for payment of income taxes prior to recission of Subchapter S election in conjunction with the Company's initial public offering.




       ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the "Selected Financial and Operating Data" and the notes thereto and the financial statements and notes thereto of the Company appearing elsewhere herein.

       Fiscal 1997 Overview

         Net sales during fiscal 1997 showed an 17.9% decrease from fiscal 1996 levels, and the Company experienced comparable store sales declines of 14.1% during fiscal 1997 as compared to fiscal 1996, continuing a trend that began in the third quarter of fiscal 1995. The decline in comparable store sales reflects the combined impact of the general weakness in the retail consumer electronics industry, increased competition in many of the Company's principal markets, a slowdown in the development of new products in consumer electronic categories and reduced spending levels of consumers for non-essential goods due to record high debt levels. The decrease in net sales in 1997 is attributable to the comparable store sales decline together with the closure of 11 stores in fiscal 1997. The relatively soft level of consumer demand within the consumer electronics and appliance industry has created a highly competitive and promotional climate, which, in turn, has resulted in lower gross profit margins.

         Net loss for the fiscal years ended August 31, 1997, 1996 and 1995, before restructuring charges and certain unusual or non-recurring items were approximately $10.6 million, $632,000, and $850,000, respectively. Net losses for each of these periods after the restructuring charges and unusual or non-recurring items were $34.2 million, $1.4 million and $2.9 million, respectively. The Company incurred $10.4 million in restructuring charges in fiscal 1997, and these costs are explained below under "Reorganization Items." In addition, the Company incurred unusual or non-recurring items of approximately $8.3 million affecting cost of sales and gross margin, $1.1 million affecting selling, general and administrative expenses, $786,000 affecting professional services and severance costs shown separately on the statements of operations, $305,000 affecting other income (expenses), net, and $2.7 million in income tax expense. These items are explained below in the respective titled sections. During fiscal 1996, the Company also recorded certain non-recurring charges related to professional consulting fees and severance costs, which aggregated approximately $756,000 (after reduction for income taxes). During fiscal 1995, the Company recorded certain non-recurring charges related to merger costs and the cumulative effect of the change in accounting principle, which aggregated approximately $2.1 million (after reduction for income taxes).

         Net loss per weighted average common share in fiscal 1997, 1996 and 1995, before the charges discussed above were $1.90, $.11 and $.15, respectively. Net loss per share in fiscal 1997, 1996 and 1995 were $6.13, $.25, and $.53, respectively.

         As previously disclosed, the poor performance of the retail industry and the Company over an extended period led management during fiscal 1996 to review the Company's operations and to explore methods to improve operational efficiency and reduce costs. To that end, the Company implemented several initiatives designed to improve the Company's operations. Although management believed that these measures, if given enough time, would have had a positive impact, the Company's comparable store sales continued to decline as retail industry conditions have continued to deteriorate, leading management to conclude during the first quarter of fiscal 1997 that a comprehensive review of the Company's operations was appropriate for the purpose of developing a long-term strategic plan. As part of this self-evaluative process, the Company hired a consulting firm in the third quarter that specializes in turning around financially troubled companies in consumer retail industries. After evaluating and discussing with the Board of Directors several different strategic options, the consulting firm ultimately recommended to the Board a significant downsizing of the Company's operations; specifically, the closing of the nine stores, in addition to two unprofitable stores that had been closed in the second quarter, and the closure of one distribution center. In addition, in order to allow the Company to fully realize the operational benefits from the closing of these facilities, the consulting firm recommended that the Company seek the protection of the federal bankruptcy laws, which the Company did by filing a voluntary petition under Chapter 11 on June 4, 1997. The Company's use of this strategic tool was primarily to allow the Company to terminate on a more favorable basis the long-term leases of the facilities identified for closure. The Chapter 11 filing was undertaken with the cooperation and support of the Company's bank group and floor plan lenders.

         Following the filing of its Chapter 11 petition, the Company closed nine stores and one distribution center in July 1997. It also had previously closed two stores in January 1997, located in Huntsville, Alabama and in Jackson, Mississippi. The facilities which were closed in July 1997 were (i) one store each in Tuscaloosa, Alabama; Longview, Texas, Texarkana, Texas; Jackson, Mississippi; Chattanooga, Tennessee; Alexandria, Louisiana; and Lafayette, Louisiana, (ii) two stores in Memphis, Tennessee and (iii) the Bessemer, Alabama warehouse. The Shreveport, Louisiana warehouse was closed subsequent to year-end in October 1997. Inventory at the Shreveport warehouse was moved to a smaller warehouse leased beginning in October 1997 that is adjacent to the Company's remaining warehouse located in Harahan, Louisiana.

         Campo has implemented a number of changes to reduce its variable expense structure in line with declining sales revenues. The Company has examined closely its operations at all levels to identify opportunities for expense reduction. The Company has streamlined its corporate structure in light of current business conditions through significant staff reductions in administrative positions. In order to compensate for increasing paper costs, the Company has reduced the number of pages and frequency of its advertising tabloids. Campo has outsourced functions that can be handled by a third party more efficiently, such as facilities management and extended warranty claims administration. After the end of fiscal 1997, the Company's new management team implemented a number of cost reduction measures and changes which should result in significant savings for the Company in the future. The sales associate commission program and the extended warranty commission program were reduced to be consistent with the commission structures offered by the Company's competitors. The Shreveport distribution center was closed and the Company's distribution operations were consolidated in the New Orleans facility. Store payrolls were put under tighter control and corporate office payroll was reduced further through additional position eliminations.

       Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:



                                              Fiscal years ended August 31,
                                              1997        1996        1995

Net sales                                     100.0%      100.0%      100.0%
Cost of sales                                  83.6        78.7        79.0
                                             -------     -------     -------
Gross profit                                   16.4        21.3        21.0
Selling,  general  and  administrative
  expenses                                     23.9        21.1        21.1
Professional services                            .1         0.3       -----
Severance costs                                  .2         0.1       -----
Merger costs                                  -----       -----         0.1
                                             -------     -------     -------
Operating income (loss)                        (7.8)       (0.2)       (0.2)
Other income (expense)                          (.9)       (0.5)       (0.3)
                                             -------     -------     -------
Income  (loss) before income taxes and
  cumulative   effect   of   change  in
  accounting principle and
  reorgnization items                          (8.7)       (0.7)       (0.5)
Income  (expense)  from reorganization
  items:
  Loss on disposal of assets                   (2.2)      -----       -----
  Lease rejection reserve on closed
   stores                                      (1.3)      -----       -----
  Writedown of impaired goodwill                (.3)      -----       -----
  Severance costs                               (.1)      -----       -----
  Restructuring costs                           (.4)      -----       -----
                                             -------     -------     -------
                                               (4.3)      -----       -----
                                             -------     -------     -------
Income tax expense (benefit)                    1.1        (0.2)       (0.1)
                                             -------     -------     -------
Income (loss) before cumulative effect
 of change in accounting principle            (14.1)       (0.5)       (0.4)
Cumulative effect of change in accounting
 principle                                    -----       -----        (0.6)
                                             -------     -------     -------
Net  income  (loss)  before cumulative
 effect of change in
 accounting principle                         (14.1)       (0.5)       (1.0)
Cumulative effect of change in accounting
 principle                                    -----       -----        (0.6)
                                             -------     -------     -------
Net loss                                       (14.1)%     (0.5)%      (0.4)%
                                             -------     -------     -------
                                             -------     -------     -------


       Comparison of Fiscal Years Ended August 31, 1997, 1996 and 1995

         Net Sales. Net sales were $242.3 million, $295.0 million and $294.6 million for the fiscal years ended August 31, 1997, 1996, and 1995, respectively, representing a decrease of 17.9% and an increase of 0.12% in fiscal 1997 and 1996, respectively. Net sales decreased in fiscal 1997 due to a decline in comparable store sales discussed below, the effect of closing two stores in the second quarter and nine stores in the forth quarter of 1997, and a decline in the recognition of extended warranty revenue applicable to contracts sold before August 1, 1995 also discussed below. In a period of declining comparable store sales, net sales increased slightly in fiscal 1996 due primarily to the annualization of sales from the 14 stores opened during fiscal 1995 and the impact of a full year's effect of the accelerated recognition of extended warranty contracts revenue discussed below.

         Comparable store sales decreased by 14.1% and 13.6% in fiscal 1997 and 1996, respectively. The decreases in comparable store sales in both years were due to increased competition in those existing markets containing the Company's comparable retail stores and poor economic conditions affecting the retail electronics industry in general. There has also been considerable price deflation in the retail market for computers, VCR's, camcorders, and big screen and super-tube television sets. Comparable store sales were also negatively affected by the Company's filing for Chapter 11 reorganization in the fourth quarter of fiscal 1997, as this resulted in vendor supply problems, inventory out-of-stocks, and negative publicity with the buying public.

         Extended warranty revenue recognized under the straight-line method (applicable to those extended warranty contracts sold prior to August 1, 1995) was $5.8 million, $8.4 million and $10.1 million for the years ended August 31, 1997, 1996 and 1995, respectively. Extended warranty expenses for these same periods were $3.7 million, $5.3 million and $5.0 million, respectively, before any allocation of other selling, general and administrative expenses. Since August 1, 1995, the Company has sold to an unaffiliated third party all extended warranty service contracts sold by the Company to customers on and after such date. The Company records the sale of these contracts, net of any related sales commissions and the fees paid to the third party, as a component of net sales and immediately recognizes revenue upon the sale of such contracts. Although the Company sells these contracts at a discount, the amount of the discount approximates the cost the Company would incur to service these contracts, while transferring the full obligation for future services to a third party. Net revenue from extended warranty contracts sold to the third party for the entire 1997 and 1996 fiscal years and the one month of fiscal 1995 that such contracts have been sold was $7.3 million, $9.4 million, and $927,000, respectively.

         Gross Profit. Gross profit for fiscal 1997 was $39.8 million, or 16.4% of net sales as compared to $62.8 million, or 21.3% of net sales, for fiscal 1996, and $61.8 million, or 21.0% of net sales, for fiscal 1995. The significant decline in the gross margin percentage for 1997 was due primarily to the effects of certain unusual or one-time charges to cost of sales totalling approximately $8.3 million or 3.5% of net sales. Higher than normal inventory shrink at the eleven stores closed during the year (the going out of business or "GOB" stores) and selling inventory below cost at GOB sales (instead of at normal margins) accounted for an approximately $4.1 million decrease in gross margin dollars or a 1.7% decrease in the overall gross margin percentage. An increase in the reserve for doubtful vendor receivables over and above normal provisions accounted for approximately a $1.8 million decrease in gross margin dollars or a 0.7% decrease in the gross margin percentage. This was due to the increased difficulty in collecting from vendors amounts due on volume rebates, returned merchandise, cooperative advertising rebates, and invoice price differences. As a result of an improvement in its inventory management system that allows for better control and a detailed review of inventory and controls at repair service centers used by the Company, the Company identified and recorded charges for obsolete and damaged goods in the amount of $2.4 million. This resulted in a 1.0% decrease in the gross margin percentage.

         Other items which contributed to the gross margin decline included a reduction in the percentage level of vendor rebates, which was caused by the Company's lower volume of purchases. This resulted in a 0.3% reduction in the gross margin percentage. Deferred revenue on company administered warranty contracts issued prior to August 1, 1995 is recognized in sales on a straight line basis over the life of the contracts, while repair expenses are recognized as incurred. Revenue recognition declines as individual contracts expire, and this has resulted in a 0.6% decrease in the gross margin percentage. The remaining 0.5% decrease in the gross margin percentage was caused by increased competition (both in number of competitors and corresponding increased price competition).

         The slight increase in the gross margin percentage in fiscal 1996 compared to fiscal 1995 is due primarily to the net margin contribution of the Company's accelerated recognition of revenues from sales of its extended warranty contracts to an unaffiliated third party, which was partially offset by the negative impact of increased competition and soft demand affecting the retail industry in general.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1997 were $58.0 million (before the consulting and severance costs discussed below) or 23.9% of net sales as compared to $62.2 million, or 21.1% of sales for fiscal 1996 and $62.0 million, or 21.1% of sales for fiscal 1995. Fiscal 1997 selling, general and administrative expenses as a percentage of sales increased over the prior year due to a number of items including certain unusual or non-recurring charges totaling $1.1 million or 0.5% of net sales. As a result of a comprehensive review of accrued advertising liabilities, the Company recorded an additional provision for advertising expense totaling $822,000 or 0.4% of net sales. Common Stock awards were granted to certain key executives as an inducement to join the Company, and this results in an additional payroll expense provision of $289,000 or 0.1% of net sales.

         Excluding the unusual or non-recurring charges above, fiscal 1997 selling, general and administrative expenses as a percentage of net sales increased over the prior year due to an increase in the percentage of sales related to advertising costs, certain fixed payroll costs, depreciation expense and other expenses. These costs did not decline in proportion to the decline in sales. As a percentage of sales, advertising costs increased by 0.4%, certain fixed payroll costs increased by 0.7%, depreciation expense increased by 0.3%, and all other selling, general & administrative expenses increased by 0.7%. Promotional income from the Company's private label credit card, which is included in this category, also declined by 0.2% of sales. Fiscal 1996 selling, general and administrative expenses as a percentage of sales remained consistent with fiscal 1995 due primarily to an increase in promotional and other fees derived from the Company's private label credit card program which was offset by the effects of additional fixed costs related to the Company's expansion in fiscal 1995, soft retail sales on fixed cost ratios and increased advertising costs due primarily to higher paper costs.

         During fiscal 1997, the Company hired a consulting firm to assist it in strategic and financial planning. It also hired a software firm to tailor software packages and train all of the Company's personnel on a new financial and inventory system which was planned to be installed and implemented during the year. As explained in
       Item 1 of this Form 10-K, the project was interrupted prior to full implementation due to the Chapter 11 Bankruptcy filing and the cash position of the Company. The costs associated with the services of both of these firms of $376,000 were expensed in fiscal 1997. Also, in fiscal 1997, two of the Company's executives resigned from the Company to pursue other opportunities. Severance packages associated with these resignations of $410,000 were expensed during the year.

         During fiscal 1996, the Company hired a consulting firm to evaluate and refine its store line operations. Together, the Company's management and the consulting firm established and implemented the "Superior Customer Service" strategy, which focuses on improving customer service and reducing costs by streamlining store operational procedures. The cost associated with these consulting services of $879,000 were expensed during fiscal 1996. Also, in fiscal 1996, two of the Company's executives resigned from the Company, and severance packages totaling $340,000 were expensed.

         Other Income (Expense). Interest expense increased by approximately $346,000 and $700,000 in fiscal years 1997 and 1996, respectively. Interest expense is net of discount income received from floor plan lenders, who pass along certain of the vendor discounts on floor plan purchases to the Company. Interest expense increased in fiscal 1997 due to a decrease in this discount income caused by a reduction in inventory purchases. The increase in fiscal 1996 was due primarily to the Company using fixed and short-term borrowing arrangements to restructure the debt incurred to fund the Company's expansion in fiscal 1995. Other income (expense) in 1997 also included an unusual or one-time loss on the sale of certain
       marketable  securities   totaling approximately $305,000.


         Reorganization Items. The Company closed eleven stores and one warehouse in fiscal 1997 and closed an additional warehouse in October 1997, as discussed in Item 1 of this Form 10-K. As a result of the closures in fiscal 1997, leasehold improvements were written off and furniture and fixtures were either written off or sold resulting in a loss on disposal of assets of $4.5 million. In addition, the Company provided a reserve for expected write-downs related to the additional warehouse closed in October 1997 totaling $468,000. $383,000 in deferred software costs were written off due to a decision to delay indefinitely a conversion to a new financial and inventory management computer system. As part of the Bankruptcy process, the Company has rejected certain closed store leases with Court approval. The Bankruptcy law provides for a specific formula calculation of the rejected lease liability which must be recognized as an unsecured liability. As a result of this calculation, the Company has recorded a lease rejection reserve of $3.1 million for fiscal year 1997. During fiscal 1997, goodwill was reduced by $640,000 due to the closure of two store locations in Texas that were part of the 1993 Shreveport Refrigeration, Inc. acquisition. The resignation of two executives as part of the reorganization process and severance amounts paid related to closed stores resulted in the $351,000 severance pay expense in this category. Restructuring charges recorded by the Company totaled $957,000 and include professional and consulting fees directly related to the Chapter 11 filing and reorganization. Of this amount, $331,000 was paid to one consulting firm hired in fiscal 1997 to assist the Company in restructuring the organization and its debt. $210,000 was paid to several legal firms involved in the Chapter 11 filing and bankruptcy process, and $97,000 was paid to a professional employment agency related to the Company's search for a new Chief Executive Officer. $50,000 was paid in credit fees related to establishing the Company's debtor-in-possession line of credit of $3 million. The remaining amount was paid for various expenses and consultants involved in the going out of business sales at closed stores.

         Income Taxes. The Company's effective income tax rate was (8.5%), 35.2%, and 19.7% for the fiscal years ended August 31, 1997, 1996 and 1995, respectively. The effective rate of the income tax benefit for fiscal 1997 was negatively impacted by the recording of a valuation allowance related to deferred tax assets. This resulted in an unusual net charge to income tax expense of $2.7 million. Excluding the valuation allowance, the effective income tax rate would be 36.9%.

       Liquidity and Capital Resources

         Historically, the Company's primary sources of liquidity have been from cash from operations, revolving lines of credit, and from the Company's initial and secondary public offerings. Net cash used in operating activities was ($4.4) million in fiscal 1997 compared to $3.2 million provided by operations in fiscal 1996 and ($2.1) million used by operations in fiscal 1995. The increase in cash used in operating activities in fiscal 1997 reflects the large decrease in earnings as adjusted for non-cash charges and reorganization items, which was partially offset by the effect of decreases in inventories and receivables. Total assets at August 31, 1997 were $74.1 million, a decrease of $44.9 million (37.7%) from August 31, 1996. The decrease in assets includes decreases of $6 million in receivables, $24.4 million in inventories, $4.3 million in deferred tax assets, and $8.6 million in net property and equipment.

         The Company incurred capital expenditures of $1.7 million and $949,000 during the years ended August 31, 1997 and 1996, respectively. These expenditures were primarily in connection with new computer equipment and software purchases and leasehold improvements funded with mostly short-term borrowings. Virtually all of the 1997 capital expenditure amount above was incurred prior to the Chapter 11 Bankruptcy filing on June 4, 1997. The Company also purchased $500,000 in U. S. Treasury Bills during the year. At August 31, 1997, there was a balance of $421,000 in U.S. Treasury Bills which were pledged to support certain executive employment and severance agreements.

         Long-term debt  as  of  August  31,  1997,  consisted of three term loans, one with a bank group, and the others with financial institutions. Effective June 1, 1996, the loan agreement with the banks was amended such that the term loan and a previously existing line of credit would bear interest at the Prime Rate. On December 1, 1996, the term loan and line of credit facility with the banks was further amended to (i) to accelerate the maturity date on both facilities from August 31, 1998 to September 1, 1997, (ii) decrease the amount available under the line of credit to $5 million from January 1, 1997 through maturity, (iii) provide waivers of the Company's non-compliance with certain financial covenants for August 31, 1996 and the first quarter of fiscal 1997, suspend certain financial covenants through maturity and amend other financial covenants in line with the Company's fiscal 1997 budget and (iv) add certain inventory collateral to secure both facilities. The Company paid a small fee to secure the waivers and also agreed to an increase in the quarterly commitment fee payable on the unfunded amounts under the line of credit facility. The loan agreement with the banks was further amended on June 25, 1997 to consolidate the note with the outstanding balance on the then existing line of credit, extend the term of the note to 36 months, and change the interest rate to 9%. Interest only payments are due quarterly for the first year, with nine fixed quarterly principal payments of $223,000 plus accrued interest to begin after one year. A balloon payment is due on the remaining balance of the note at June 27, 2000. Outstanding amounts pursuant to this agreement are collateralized by the Company's real estate. The outstanding principal balance and applicable interest rate on this loan as of August 31, 1997 were $18.4 million and 9%, respectively.

         The   term   loan   with  the  banks  contains  certain   reporting
       requirements and restrictive covenants which require the Company to maintain certain minimum annual earnings levels and working capital levels. This term loan also contains a cross default provision with all other debt instruments of the Company and a provision which prohibits the Company from paying dividends on its common stock. As of August 31, 1997, the Company was not in compliance with certain of the covenants contained in the bank term loan, and was in default of this agreement due to these violations as well as certain cross default provisions. However, on December 12, 1997 the Company obtained the agreement of the lenders to forebear through September 1, 1998 the enforcement of their rights and remdies under the term loan agreement contingent upon the approval of this forebearance agreement and an agreement requiring the payment of certain professional fees to the banks by the Bankruptcy Court. The Company believes it is probable that the Bankruptcy Court will approve these agreements. The forebearance agreement also provides that the lenders will forebear the enforcement of their rights and remedies through September 1, 1998 if the Company were to violate certain financial covenants relating to minimum annual earnings and working capital levels during that period, which the Company does not expect to comply with in the upcoming fiscal year.

         The principal balance of the first of the other term loans was $3.8 million as of August 31, 1997 and accrues interest at 7.19% (the average weekly yield of 30 Day Commercial paper plus 1.8%), with the balance of all outstanding principal due and payable at maturity on August 30, 2002. The furniture, fixtures and equipment at various locations leased by the Company collateralize outstanding amounts pursuant to this agreement. The balance on this note is carried as a liability subject to compromise. The second of the other term loans was $297,000 as of August 31, 1997, and accrues interest payable monthly at an annual rate of 9%. The note is divided equally between two instruments, one with a maturity date of September 1, 1999, and the second with a maturity date of December 1, 1999. The note is secured by certain computer software.

         As of August 31, 1997, the Company also uses several "floor plan" finance companies to finance the majority of its inventory purchases. In addition, the Company finances some of its inventory purchases through open-account arrangements with various vendors. The Company has an aggregate borrowing limit with the floor plan finance companies of approximately $43.5 million with outstanding borrowings being collateralized with merchandise inventory and vendor receivables. Payment terms under these agreements are on a "pay as sold" basis, with the Company being required to pay down indebtedness on a daily basis as the financed goods are sold. Each of the floor plan financing agreements contains cross default clauses with all other debt instruments of the Company. As of August 31, 1997, the Company was not in compliance with several covenants contained in the floor plan agreements and was also in default of those floor plan agreements due to its failure to make certain payments required by the agreements relating to inventory shortages and obsolescence identified by the Company. The Company obtained waivers for some of these violations and as of December 11, 1997 had obtained the agreement of each of the floor plan lenders to forebear their rights and remedies pursuant to the floor plan agreements subject to: (i) the Company's payment of approximately $1,654,000 in principal, plus interest at the prime rate plus 3%, to the floor plan lenders at various dates through December 15, 1998; and (ii) the approval of these forebearance agreements by the Bankruptcy Court. Management believes that sufficient liquidity will exist during the upcoming year to fund those required payments and that it is probable that the Bankruptcy Court will approve these forebearance agreements.

         The Company has also obtained debtor in possession ("DIP") financing from two of its floor plan lenders in the form of a $3 million line of credit. The line of credit matures at December 31, 1998 and bears interest at prime plus 3%, payable monthly, with two principal payments of $1.5 million each due December 31, 1997 and December 31, 1998. The primary use of the line of credit is to finance inventory purchases during peak periods. This line of credit, together with amounts owed under such lenders' floor plan financing arrangements, is collateralized by merchandise inventory and the Company's anticipated federal income tax refund, as well as by a broad lien on all of the Company's other assets. The line of credit financing agreement contains certain covenants, a cross default clause with all other debt instruments of the Company, and it prohibits the Company from spending more than $50,000 per year on capital expenditures without approval. As of August 31, 1997, the Company was not in compliance with certain reporting requirements and covenants contained in this agreement, but the Company has obtained the forebearance agreements discussed above.

         Net cash provided by financing activities was $4.8 million in fiscal 1997, compared to $(2.1) million used in financing activities in fiscal 1996 and $21.5 million provided in fiscal 1995. The source of cash in 1997 resulted from long-term borrowings, net of payments, of $1.8 million from term loans, and short-term borrowings, net of payments, of $3.0 million from the new DIP line of credit. The primary use of cash in fiscal 1996 consisted of principal payments on the term loans. The primary source of cash during fiscal 1995 was derived from short-term borrowings, which were refinanced in August 1995 through term loans with three banks and a financial institution.

         Since the Company filed for Chapter 11 reorganization, it has closed nine stores and two warehouses, has cut corporate overhead expenses and store operating expenses, and has initiated several strategies designed to improve operating performance (as more fully explained in Item 1 of this Form 10-K). Based upon projections of its operating results, the Company believes that its existing funds, its operating cash flows, the available DIP line of credit discussed above, and the vendor and inventory financing arrangements discussed above are sufficient to satisfy expected cash requirements in fiscal 1998. However, there is no assurance that the Company's projected operating results will be achieved during fiscal 1998. The Company may require additional working capital financing in fiscal 1999 when the balance of the line of credit becomes due on December 31, 1998.

         Based upon the financial statements at August 31, 1997, the Company does not meet all of the listing requirements of the Nasdaq National Market. If the Company's Common Stock were to be delisted, the Company's common shareholders would likely experience a reduction in the liquidity of their shares.

       Seasonality

         Seasonality affects the Company's financial results as it does with most retail businesses. Net sales and gross margin on a quarterly basis are impacted by fluctuations in the level of consumer purchases, seasonal demand for certain product categories, timing of Company promotional programs and fluctuations in manufacturer's rebate programs. Net sales tend to be highest during the Company's second and fourth fiscal quarters. The second quarter, commencing December 1, is favorably impacted by the Christmas selling season and during the fourth quarter the Company benefits from the summer peak in sales of room air conditioners and other refrigeration products. The Company's unaudited quarterly operating results for each quarter of fiscal 1997 and 1996 were as follows:

         The Company's unaudited quarterly operating results for each quarter of fiscal 1997 and 1996 were as follows:

Fiscal 1997
(In thousands, except per share amounts)
                                     First      Second     Third      Fourth
                                     Quarter    Quarter    Quarter    Quarter
                                     Ended      Ended      Ended      Ended
                                     Nov. 30,   Feb. 28,   May 31,    Aug.31,

Net sales                            $ 65,763   $ 78,295   $ 51,030   $ 47,191
Gross profit                           12,870     11,683      8,207      7,017
Net income (loss)                        (806)   (14,391)    (8,502)   (10,533)
Per Share Data:
  Net income (loss)                  $  (0.14)  $  (2.59)  $  (1.53)  $  (1.87)

Fiscal 1996
(In thousands, except per share amounts)
                                     First      Second     Third      Fourth
                                     Quarter    Quarter    Quarter    Quarter
                                     Ended      Ended      Ended      Ended
                                     Nov. 30,   Feb. 29,   May 31,    Aug. 31,

Net sales                            $ 78,955   $ 89,865   $ 60,189   $ 65,958
Gross profit                           17,877     18,298     12,919     13,690
Net income (loss)                         275        468     (1,402)      (729)
Per Share Data:
  Net income (loss)                  $   0.05   $   0.08   $  (0.25)  $  (0.13)


       Impact of Inflation

         In management's opinion, general inflation has not had a material impact on the Company's financial results for the past three years. However, technological advances coupled with increased competition have caused retail prices on many of the Company's product catagories to decline requiring the Company to sell more units of product to maintain the same sales dollars. Those products that have increased in price have in most cases done so in proportion to current inflation rates. Management does not anticipate that inflation will have a material impact on the Company's financial results in the future.

       Impact of Accounting Standards

         In February 1997, the Financial Accounting Standards Board ("FASB") issued two Statements of Financial Standards, Statement No. 128, "Earnings Per Share" and Statement No. 129, "Disclosure of Information About Capital Structure," both effective for financial statements issued for periods ending after December 15, 1997. In June 1997, the FASB issued two Statements of Financial Accounting Standards, Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," both effective for fiscal years beginning after December 15, 1997. Management believes adoption of these statements will have a financial statement disclosure impact only and will not have a material effect on the Company's financial position, operations or cash flows.

       Forward-Looking Statements

         This report contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) representing the Company's current expectations, beliefs, estimates or intentions concerning the Company's future performance and operating results, its products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results or achievements of the Company to differ materially from those indicated by the forward-looking statements include, without limitation, the effectiveness of the Company's business and marketing strategies, the product mix sold by the Company, customer demand, availability of existing and new merchandise from, and the establishment and maintenance of relationships with, suppliers, price competition for products and services sold by the Company, management of expenses, gross profit margins, availability and terms of financing to refinance or repay existing financings or to fund capital needs, the continued and anticipated growth of the retail home entertainment and consumer electronics industry, a change in interest rates, exchange rate fluctuations, the seasonality of the Company's business and the other risks and factors detailed in this report and in the Company's other filings with the SEC. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph.


       ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                           INDEX TO FINANCIAL STATEMENTS


                                                                           Page
Campo Electronics, Appliances and Computers, Inc. - Financial Statements
         Report of Independent Accountants                                  14
         Balance Sheets as of August 31, 1997 and 1996                      15
         Statements of Operations for the Years Ended August 31,
           1997, 1996, and 1995                                             16
         Statements of Shareholders' Equity for the Years Ended
           August 31, 1997, 1996, and 1995                                  17
         Statements  of Cash Flows for the Years Ended August 31,
           1997, 1996 and 1995                                              18
         Notes to Financial Statements                                      19



                         REPORT OF INDEPENDENT ACCOUNTANTS


       To the Shareholders
       Campo Electronics, Appliances and Computers, Inc.

       We have audited the accompanying balance sheets of Campo Electronics, Appliances and Computers, Inc. (the "Company") as of August 31, 1997 and 1996, and related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campo Electronics, Appliances and Computers, Inc. as of August 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1997 in conformity with generally accepted accounting principles.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and incurred a net loss of $34.2 million for the year ended August 31, 1997. Additionally, as discussed in Note 2 to the financial statements, on June 4, 1997, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company has not yet prepared or submitted a plan of reorganization. These items, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


       /s/ COOPERS & LYBRAND L.L.P.
       COOPERS & LYBRAND L.L.P.

       New Orleans, Louisiana

       November 14, 1997, except as to Note six and Note seven, as to which the date is December 12, 1997.



                CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                             (DEBTOR-IN-POSSESSION)
                                BALANCE SHEETS
                          AUGUST 31,1997 AND 1996

                                                    1997        1996
          ASSETS
Current assets:
   Cash and cash equivalents                $  1,640,849 $  3,303,822
   Investments in marketable securities          421,431      129,788
   Receivables (net of an allowance of $1.6
   million in 1997 and $2.9 million in 1996)   8,603,894   14,561,102
   Merchandise inventory                      31,951,502   56,387,842
   Deferred income taxes                        ------      3,033,000
   Other                                         873,200      471,399
                                            ------------ ------------
      Total current assets                    43,490,876   77,886,953
                                            ------------ ------------

Property and equipment, net                   27,741,034   36,376,959
Deferred income taxes                           ------      1,234,000
Intangibles and other                          2,899,774    3,535,639
                                            ------------ ------------
                                            $ 74,131,684 $119,033,551
                                            ------------ ------------

            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise:
Current liabilities:
      Current portion of long-term debt     $    350,438 $  2,478,179
      Short-term borrowings                    3,000,000     ------
      Post-petition accounts payable           1,311,816    3,844,201
      Accounts payable-floor plan             23,661,531   43,949,585
      Post-petition accrued expenses           7,861,586    7,169,218
      Deferred revenue                         2,713,040    4,621,294
                                            ------------ ------------
         Total current liabilities            38,898,411   62,062,477
                                            ------------ ------------

   Long-term debt, less current portion       18,368,005   18,191,371
   Deferred revenue                            1,937,256    4,650,296
                                            ------------ ------------
         Total long-term liabilities          20,305,261   22,841,667
                                            ------------ ------------

Liabilities subject to compromise             14,552,674     ------
                                            ------------ ------------
         Total liabilities                    73,756,346   84,904,144
                                            ------------ ------------
Commitments and contingencies

Shareholders' equity:
Common shock, $.10 par value, 20,000,000
   shares authorized, 5,791,906 and
   5,566,906 issued and outstanding at
   August 31,1997 and 1996, respectively         579,191      556,691
Paid-in capital                               32,639,856   32,373,306
Retained earnings (deficit)                  (32,843,709)   1,388,849
Less:  Unrealized loss on marketable
     securities                                 ------       (189,439)
                                           ------------- ------------
      Total shareholders' equity                 375,338   34,129,407
                                           ------------- ------------
                                            $ 74,131,684 $119,033,551
                                           ------------- ------------


The accompanying notes are in integral part of these financial statements.


                 CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                            (DEBTOR-IN-POSSESSION)
                           STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED AUGUST 31,1997,1996 AND 1995

                                        1997          1996           1995
                                   -------------- -------------- --------------
Net Sales                          $ 242,278,066  $ 294,967,168  $ 294,619,960
Cost of sales                        202,501,396    232,182,625    232,842,703
                                   -------------- -------------- --------------
   Gross profit                       39,776,670     62,784,543     61,777,257

Selling, general and
  administrative expenses             58,005,013     62,188,708     61,972,378
Professional services                    376,000        879,368       ------
Severance costs                          410,104        340,430       ------
Merger costs                              ------         ------        303,413
                                   -------------- -------------- --------------
   Operating loss                    (19,014,447)      (623,963)      (498,534)

Other income (expense):
   Interest expense                   (2,446,894)    (2,100,590)    (1,399,388)
   Interest income                        92,229        137,386         94,602
   Other, net                            213,317        445,106        504,075
                                   -------------- -------------- --------------
                                      (2,141,348)    (1,518,098)      (800,711)
                                   -------------- -------------- --------------
   Loss before income taxes,
     cumulative effect of change
     in accounting principle and
     reorganization items            (21,155,795)    (2,142,061)    (1,299,245)

Income (expense) from
  reorganization items:
   Loss on disposal of assets         (5,338,472)      ------          ------
   Lease rejection reserve on
     closed facilities                (3,100,000)      ------          ------
   Write down of impaired goodwill      (640,000)      ------          ------
   Severance costs                      (351,105)      ------          ------
   Other restructuring charges          (957,186)      ------          ------
                                   -------------- -------------- --------------
                                     (10,386,763)      ------          ------
                                   -------------- -------------- --------------
Income tax expense (benefit)           2,690,000       (754,000)      (256,000)
                                   -------------- -------------- --------------
Net loss before cumulative
   effect of change in
   accounting principle              (34,232,558)    (1,388,061)    (1,043,245)
Cumulative effect of change
   in accounting principle
   (Note 3)                             ------         ------       (1,891,948)
                                   -------------- -------------- --------------
Net loss                           $ (34,232,558)  $ (1,388,061) $  (2,935,193)

Per share data:
   Net loss before cumulative
     effect of change in
     accounting principle                 ($6.13)        ($0.25)        ($0.19)
   Cumulative effect of
     change in accounting
     principle                          ------        ------            ($0.34)
                                   -------------- -------------- --------------
   Net loss                               ($6.13)        ($0.25)        ($0.53)
                                   ============== ============== ==============
   Weighted average number of
     common shares outstanding         5,584,509      5,566,906      5,565,942

The accompanying notes are an integral part of the financial statements.



             CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                         (DEBTOR-IN-POSSESSION)
                   STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE YEARS ENDED AUGUST 31,1997, 1996 AND 1995

                                                                      Retained
                                     Common Stock                     Earnings                                Total
                                 Shares                  Paid-in    (Accumulated    Unearned               Shareholders'
                               Outstanding    Amount     Capital      Deficit)   Compensation      Other      Equity
                              ------------ ----------- ------------ ------------ ------------- ----------- -------------
Balance, September 1,1994       5,558,906  $  555,891  $32,310,606 $  5,712,103  $  (141,750)  $  ------  $ 38,436,850
Stock options exercised             8,000         800       62,700      ------       ------       ------        63,500
Unrealized loss on marketable
   securities                     ------      ------       ------       ------       ------     (134,767)     (134,767)
Amortization of stock awards      ------      ------       ------       ------        74,250      ------        74,250
Net loss                          ------      ------       ------    (2,935,193)     ------       ------    (2,935,193)
                               ----------- ----------- ------------ ------------ ------------- ----------- -------------
Balance, August 31,1995         5,566,906     556,691   32,373,306    2,776,910      (67,500)   (134,767)   35,504,640


Unrealized loss on marketable
   securities                     ------      ------       ------       ------       ------      (54,672)      (54,672)
Amortization of stock awards      ------      ------       ------       ------        67,500      ------        67,500
Net loss                          ------      ------       ------    (1,388,061)     ------       ------    (1,388,061)
                               ----------  ----------  ----------- ------------  ------------  ---------- -------------
Balance, August 31,1996         5,566,906     556,691   32,373,306    1,388,849      ------     (189,439)   34,129,407


Stock awards                       75,000       7,500       87,800      ------       ------       ------        95,300
Restricted stock awards           150,000      15,000      178,750      ------       ------       ------       193,750
Realized loss on securities       ------      ------       ------       ------       ------      189,439       189,439
Net loss                          ------      ------       ------   (34,232,558)     ------       ------   (34,232,558)
                               ----------  ----------  ----------- ------------  ------------  ---------- -------------
Balance, August 31,1997         5,791,906  $  579,191  $32,639,856 $(32,843,709) $   ------    $  ------  $    375,338
                               ----------  ----------  ----------- ------------  ------------  ---------- -------------
                               ----------  ----------  ----------- ------------  ------------  ---------- -------------


The accompanying notes are an integral part of these financial statements.

               CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                          (DEBTOR-IN-POSSESSION)
                        STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED AUGUST 31,1997,1996 AND 1995

                                                1997         1996         1995

Cash flow from operating activities:
Net loss                                $(34,232,558)  (1,388,061)  (2,935,193)
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization           4,451,800    5,454,334    5,393,961
   Cumulative effect of change in
     accounting principle                    ------     ------       1,891,948
   Deferred taxes                          4,267,000    3,388,470   (2,490,244)
   Provision for uncollectible
     receivables                           3,921,227    2,294,000    2,140,000
   Stock awards                              289,050       67,500       74,250
   Loss on disposal of investments           317,170     ------        ------
   Loss (gain) on disposal of assets       1,768,122     ------         (7,507)
   (Increase) decrease in assets:
     Receivables                           2,035,981    2,548,573   (9,331,613)
     Merchandise inventory                24,436,340    3,870,565  (11,082,489)
     Other assets                           (572,055)     212,834   (2,727,339)
   Increase (decrease) in liabilities:
     Accounts payable                    (16,441,180)  (6,509,981)  12,479,915
     Accrued expenses                        787,676      (50,287)    (140,853)
     Deferred revenue                     (4,621,294)  (6,693,674)   4,675,018
   Adjustments due to reorganization
   items:
     Lease rejection reserve on closed
       stores                              3,100,000     ------     ------
     Loss on disposal of assets            5,338,472     ------     ------
     Write down of impaired goodwill         640,000     ------     ------
     Increase in accrued expenses for
       restructuring items                   957,186     ------     ------
     Payment of restructuring charges       (866,158)    ------     ------
                                         ------------ ------------ ------------
       Net cash provided by (used in)
         operating activities             (4,423,221)   3,194,273   (2,060,146)
                                         ------------ ------------ ------------
Cash flow from investing activities:
  Purchase of property and equipment      (1,696,440)    (948,695) (19,389,098)
  Purchase of investments                   (500,000)    ------     ------
  Proceeds from sale of assets               105,341     ------         92,747
  Proceeds from sales of assets due
    to reorganization                         60,600     ------     ------
                                         ------------ ------------ ------------
    Net cash used in investing
      activities                          (2,030,499)    (948,695) (19,296,351)
                                         ------------ ------------ ------------
Cash flow from financing activities:
  Borrowings under long-term debt          3,804,338     ------     21,775,159
  Repayments under long-term debt         (2,013,591)  (2,047,076)    (320,996)
  Borrowings under line of credit         31,850,000   65,300,000   ------
  Repayments under line of credit        (31,850,000) (65,300,000)  ------
  Proceeds from redemption of stock
    options                                 ------       ------         63,500
  Borrowings under DIP line of credit      4,750,000     ------     ------
  Repayments under DIP line of credit     (1,750,000)    ------     ------
                                         ------------ ------------ ------------
    Net cash provided by (used in)
      financing activities                 4,790,747   (2,047,076)  21,517,663
                                         ------------ ------------ ------------
Net increase (decrease) in cash
  and cash equivalents                    (1,662,973)     198,502      161,166
Cash and cash equivalents at
  beginning of period                      3,303,822    3,105,320    2,944,154
                                         ------------ ------------ ------------
Cash and cash equivalents at
  end of period                         $  1,640,849    3,303,822    3,105,320
                                         ------------ ------------ ------------
                                         ------------ ------------ ------------
Supplemental disclosures of cash
flow information:
  Cash paid during the period for:
    Interest                            $  2,205,535    1,767,496    1,235,439
                                         ------------ ------------- -----------
                                         ------------ ------------- -----------
    Income taxes                        $     26,000      118,240    3,874,187
                                         ------------ ------------- -----------
                                         ------------ ------------- -----------
  Supplemental schedule of noncash
  investing and financing activities:
    Assets acquired under capital lease $    285,701     ------     ------
                                         ------------ ------------- -----------
                                         ------------ ------------- -----------

The accompanying notes are an integral part of these financial statements.

                    CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                              (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS


      1.  Organization and Summary of Significant Accounting Policies:

        a.  Organization

         The Company is a specialty retailer of name brand consumer electronics, major appliances, computers and home office products with 20 stores in Louisiana, Alabama, Mississippi and Florida as of August 31, 1997.

         b.  Basis of Presentation

         The financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the ability to comply with debtor in possession financing agreements, confirmation of a plan of reorganization, the ability to achieve profitable operations, and the ability to generate sufficient cash flows from operations to meet obligations. See Note 2.

         c.  Marketable Securities

         During fiscal year 1995 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has classified its investments as available for sale in accordance with SFAS No. 115. As such, these investments are carried at fair value with net unrealized gains or losses reported net of tax, as a separate component of shareholders' equity.

         Marketable securities at August 31, 1997 included approximately $421,000 in six month U.S. Government Treasury Bills. These investments which are held in a general corporate account, are designated to fund certain potential obligations related to employment agreements. Of this amount, $300,000 is collateral for certain bonuses for two former executives pursuant to the agreements which are currently disputed in bankruptcy court. There was no unrealized gain or loss associated with these securities.

         Marketable securities at August 31, 1996 consist of common stock with a cost basis of approximately $435,000. At August 31, 1996, the Company had unrealized holding losses of $305,547 and during the fiscal year ended August 31, 1997 the Company realized a loss of $317,000 on this common stock. Gains and losses are calculated using the specific identification method.

         d.  Merchandise Inventory

         Merchandise inventory is stated at the lower of cost or market, whereby cost is determined using the average cost method.

         During fiscal 1997, the Company recorded a valuation allowance in the amount of $672,000 primarily for distressed merchandise at outside service locations and inventory shrinkage.

         e.  Property and Equipment

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

         f.  Intangibles

         Goodwill arose from the acquisition of Shreveport Refrigeration Inc. in July 1993 and is being amortized over a 35 year period on a straight-line basis. The Company assesses goodwill on a periodic basis to determine if goodwill has been impaired. In the third quarter of fiscal year 1997, goodwill was reduced by $640,000 due to the closure of two locations (Texarkana and Longview) that were part of the Shreveport Refrigeration, Inc. acquisition. Goodwill at August 31, 1997 and 1996 in the amounts of $2,126,000 and $2,856,000, respectively (net of accumulated amortization of $364,000 and $274,000) is included in intangibles and other assets.

         g.  Deferred Revenues

         The Company sells extended warranty contracts which cover periods beyond the warranty period covered by the manufacturers' warranties. Effective September 1, 1994, the Company changed its method of accounting for these revenues and expenses to recognize extended warranty contract sales and the associated sales commissions over the term of each contract on a straight-line basis. Expenses such as administrative, advertising and repairs are charged to operations as incurred. (See Note 3.)

         Effective August 1, 1995, the Company agreed to sell to an unaffiliated third party all extended warranty service contracts sold by the Company subsequent to July 31, 1995. Revenue is recognized from the sale of these contracts at the time of sale, net of any related sales commissions and fees paid to the third party, as a component of net sales.

         h.  Income Taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns, as well as requiring the gross-up of assets and liabilities for the effects of deferred taxes in connection with purchase business combinations. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recognizes a valuation allowance for deferred tax assets if it determines that it is not probable that a benefit will be realized. During the fiscal year ended August 31, 1997, the Company recorded a valuation allowance against the deferred tax asset of $14.3 million.

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

         l.  Advertising Costs

         Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying statement of operations. Net advertising expense was $13.0 million, $13.6 million and $14.0 million for the years ended August 31, 1997, 1996 and 1995, respectively. These costs relate to advertising the Company's name and promoting the products it sells in newspapers and on radio and television.

         m.  Impairment of Long-Lived Assets

         In 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. Under provisions of SFAS No. 121, impairment losses are recognized when expected future cash flows are less than the related assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

         n.  Risk and Uncertainties

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

         o.  New Financial Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued two Statements of Financial Accounting Standards, Statement No. 128 "Earnings Per Share" and Statement No. 129 "Disclosure of Information About Capital Structure," both effective for financial statements issued for periods ending after December 15, 1997. In June 1997, the Financial Accounting Standards Board issued two Statements of Financial Accounting Standards, Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," both effective for fiscal years beginning after December 15, 1997. Management believes adoption of these statements will have a financial statement disclosure impact only and will not have a material effect on the Company's financial position, operations or cash flows.

         p.  Fair Value of Financial Instruments

         Cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued liabilities are financial instruments for which the carrying value approximates fair value because of the short-term maturity of these instruments. Investments in marketable securities are carried at their fair market value, which is determined using quoted market prices. The Company's long-term debt approximates fair value due to the interest rates included in the debt which approximates current market rates for similar instruments.

         q.  Reclassifications

         Certain amounts in prior years have been reclassified to conform to classifications adopted in fiscal 1997 with no impact on net loss or shareholders' equity.

       2.  Chapter 11 Bankruptcy Proceedings and Restructuring

         On June 4, 1997, the Company filed a voluntary petition in the U.
       S. Bankruptcy Court for the Eastern District of Louisiana for reorganization under Chapter 11 of the U. S. Bankruptcy Code (the "Bankruptcy Code"), and is currently operating its business as debtor-in-possession under the supervision of the Bankruptcy Court (the "Bankruptcy Court").

         As of the petition date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, under the Bankruptcy Code, the Company may reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the petition date are subject to settlement under a plan of reorganization to be voted upon by creditors and equity security holders and approved by the Bankruptcy Court. The Company has not yet prepared or submitted a plan of reorganization. As provided by the Bankruptcy Code, the Company has the exclusive right for a period of time to submit a plan of reorganization. This period has been extended by the Bankruptcy Court to January 15, 1998, and further extensions may be sought and may be granted or rejected by the Bankruptcy Court.

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

         As part of the reorganization process, the Company closed eleven stores and one distribution center in fiscal 1997. It also closed an additional distribution center in October, 1997, after its fiscal year-end. The facilities which were closed were (i) one store each in Huntsville, Alabama; Tuscaloosa, Alabama; Longview, Texas; Texarkana, Texas; Chattanooga, Tennessee; Alexandria, Louisiana; and Lafayette, Louisiana, (ii) two stores each in Jackson Mississippi; and Memphis, Tennessee and (iii) the Bessemer, Alabama warehouse. The Shreveport, Louisiana warehouse was closed subsequent to year-end in October, 1997. Inventory at the
       Shreveport warehouse was moved to a smaller leased warehouse adjacent to the Company's remaining warehouse located in Harahan, Louisiana.

         The Company has liabilities, not subject to compromise, owed to its floor plan lenders and its bank group. The liabilities owed to the floor plan lenders are collateralized by the Company's merchandise inventory. The amount due on the bank note is collateralized by the Company's real estate holdings. The Company is in default of these agreements but has obtained the agreement of the lenders to forebear the enforcement of their rights and remedies subject to the terms of the forbearance agreements discussed in notes 6 and 7. Unsecured vendor claims are included in the amounts listed as liabilities subject to compromise.

         Since the Company filed for Chapter 11 reorganization, it has cut corporate overhead expenses and store operating expenses, and has initiated several strategies designed to improve operating performance (as more fully explained in Item 1 of this Form 10-K). Based upon its projections, the Company believes that its existing funds, its operating cash flows, and the available line of credit and the vendor and inventory financing arrangements discussed above are sufficient to satisfy expected cash requirements in fiscal 1998. However, there is no guarantee that the Company's projected operating results will be achieved during fiscal 1998. The Company may require additional working capital financing in fiscal 1999 when the balance of the line of credit becomes due on December 31, 1998.

         Based upon the financial statements at August 31, 1997, the Company does not meet all of the listing requirements of the Nasdaq National Market. If the Company's common stock were to be delisted, the Company's common shareholders would likely experience a reduction in the liquidity of their shares.

       3.  Change in Accounting

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

       4.  Receivables

         Receivables at August 31, 1997 and 1996 consist of the following:

                                                        1997         1996
        Consumer Receivables                          $ 2,086,505  $ 2,841,889
        Vendor Receivables                              2,638,876    5,914,114
        Income Tax Receivables                          1,542,999    3,083,172
        Other Receivables                               2,335,514    2,721,927
                                                      -----------  -----------
                                                      $ 8,603,894  $14,561,102
                                                      -----------  -----------
                                                      -----------  -----------

         The above receivables are net of allowances of $1.6 million at August 31, 1997 and $2.9 million at August 31, 1996.

       5.  Property and Equipment:

         Property   and  equipment  less  accumulated   depreciation   and
       amortization is as follows:
                                                      August 31,
                                                 1997          1996

Land                                          $  7,180,594  $  7,646,594
Buildings (19 year life)                        13,488,424    15,022,521
Leasehold improvements (10 to 15 year life) 6,937,593 11,793,602 Furniture, fixtures and equipment
  (5 to 7 year life)                            13,079,521    15,153,794
Automobiles and trucks (3 to 5 year life)          474,592       506,713
                                              ------------  ------------
                                                41,160,724    50,123,224
Less accumulated depreciation and
amortization                                    13,419,690    13,746,265
                                              ------------  ------------
                                              $ 27,741,034  $ 36,376,959
                                              ------------  ------------
                                              ------------  ------------


         Depreciation expense related to property and equipment for the years ended August 31, 1997, 1996, and 1995 was $4.1 million, $4.2 million and $3.3 million, respectively. Equipment and vehicles with a cost of approximately $1,078,000 was held under capital lease as of August 31, 1997 and $798,000 as of August 31, 1996 and 1995. Accumulated amortization related to these capital lease assets was approximately $764,000 and $632,000 as of August 31, 1997 and 1996, respectively.

       6.  Accounts Payable-Floor Plan:

         The Company has approximately $23.6 million and $43.9 million as of August 31, 1997 and 1996, respectively, outstanding under "floor plan" agreements with finance companies. These floor plan agreements have aggregate borrowing limits of approximately $43.5 million with repayment on a pay-as-sold basis with interest accruing on outstanding balances at various fixed and variable rates. The agreements provide no specific termination date and are cancellable at the option of either party. Outstanding amounts pursuant to these agreements are collateralized by merchandise inventory and certain receivables of the Company. As of August 31, 1997 the Company was not in compliance with several covenants contained in the floor plan agreements and was also in default of those floor plan agreements due to its failure to make certain payments required by the agreements relating to inventory shortages and obsolescence identified by the Company. The Company obtained waivers for some of these violations and as of December 11, 1997 had obtained the agreement of each of the floor plan lenders to forebear their rights and remedies pursuant to the floor plan agreements subject to: (i) the Company's payment of approximately $1,654,000 in principal, plus interest at the prime rate plus 3%, to the floor plan lenders at various dates through December 15, 1998; and (ii) the approval of these forebearance agreements by the Bankruptcy Court. Management believes that sufficient liquidity will exist during the upcoming year to fund those required payments and that it is probable that the Bankruptcy Court will approve these forebearance agreements. The existing floor plan agreements were renegotiated during the bankrtupcy reorganization process. The agreements continue on a "pay as sold" basis, whereby the Company pays for the excess of the accrued liability to the floor plan lender over the required inventory collateral value. These payments, which were formerly made on a weekly basis, are now paid daily, two banking days in arrears.

       7.  Debt:

       Long-term obligations

         Long-term obligations as of August 31, 1997 and 1996 consist of the following:

                                                          August 31,
                                                      1997         1996

       Long-term debt, with interest payable at
         various rates                             $ 18,718,443  $ 20,521,182
       Capital lease obligations                          -----       148,368
                                                   ------------  ------------
                                                   $ 18,718,443  $ 20,669,550
          Less current maturities                       350,438     2,478,179
                                                   ------------  ------------
                                                   $ 18,368,005  $ 18,191,371
                                                   ------------  ------------
                                                   ------------  ------------

         Long-term debt as of August 31, 1997, consisted of three term loans, one with a bank group consisting of three banks, and the others with financial institutions. Effective June 1, 1996, the loan agreement with the banks was amended such that the term loan and a previously existing line of credit would bear interest at the Prime Rate. On December 1, 1996, the term loan and line of credit facility with the banks was further amended to (i) accelerate the maturity date on both facilities from August 31, 1998 to September 1, 1997, (ii) decrease the amount available under the line of credit to $5 million from January 1, 1997 through maturity, (iii) provide waivers of the Company's noncompliance with certain financial covenants for August 31, 1996 and the first quarter of fiscal 1997, suspend certain financial covenants through maturity and amend other financial covenants in line with the Company's fiscal 1997 budget and (iv) add certain inventory collateral to secure both facilities. The Company paid a small fee to secure the waivers and also agreed to an increase in the quarterly commitment fee payable on the unfunded amounts under the line of credit facility. The loan agreement was further amended on June 25, 1997 to consolidate the term loan with the outstanding balance on the line of credit, extend the term of the loan to 36 months, and change the interest rate to 9%. Interest only payments are due quarterly for the first year, with nine fixed quarterly principal payments of $223,000 plus accrued interest to begin one year from the amendment date. A balloon payment is due on the remaining balance of the note at June 27, 2000. Outstanding amounts pursuant to this agreement are collateralized by the Company's real estate. The outstanding principal balance and applicable interest rate on this loan as of August 31, 1997 were $18.4 million and 9%, respectively. Based on management's estimate of the market value of the property collateralizing this term loan, it has been recorded as a liability not subject to compromise. The amended term loan with the banks contains certain reporting requirements and restrictive covenants which require the Company to maintain certain minimum annual earnings levels and working capital levels. This term loan also contains a subjective acceleration clause as well as a cross default provision with all other debt instruments of the Company and a provision which prohibits the Company from paying dividends on its common stock. As of August 31, 1997, the Company was not in compliance with certain of the covenants contained in the bank term loan, and was in default of this agreement due to these violations as well as certain cross default provisions. However, on December 12, 1997 the Company obtained the agreement of the lenders to forebear through September 1, 1998 the enforcement of their rights and remedies under the term loan agreement contingent upon the approval of this forebearance agreement and an agreement requiring the payment of certain professional fees to the banks by the Bankruptcy Court. The Company believes it is probable that the Bankruptcy Court will approve these agreements. The forebearance agreement also provides that the lenders will forebear the enforcement of their rights and remedies through September 1, 1998 if the Company were to violate certain financial covenants relating to minimum annual earnings and working capital levels during that period, which the Company does not expect to comply with in the upcoming fiscal year.

         The principal balance of the first of the other term loans was $3.8 million as of August 31, 1997 and accrues interest at 7.19% (the average weekly yield of 30 Day Commercial paper plus 1.8%), with the balance of all outstanding principal due and payable at maturity on August 30, 2002. Outstanding amounts pursuant to this agreement are collateralized by the furniture, fixtures and equipment at various locations leased by the Company. The balance on this note is recorded as a liability subject to compromise.

         The second of the other term loans was $297,000 as of August 1997 and accrues interest payable monthly at an annual rate of 9%. The note is divided equally between two instruments, one with maturity at September 1, 1999, and the second with a maturity of December 1, 1999. The note is collateralized by certain computer software and is recorded as a liability not subject to compromise.

         Annual maturities on long-term debt not subject to compromise during the next five years are as follows:

               Years Ending                Not Subject
               August 31,                      to
                                           Compromise
               1998                           350,438
               1999                         1,060,178
               2000                        17,307,827
               2001                             -----
               2002                             -----
               Thereafter                       -----
                                         ------------
                                         $ 18,718,443
                                         ------------
                                         ------------

         Also, as of August 31, 1997, the Company has a $3 million line of credit available provided jointly by two of the Company's floor plan lenders. The available credit line reduces to $1.5 million on December 31, 1997 and the balance is due on maturity at December 31, 1998. The outstanding balance on the line at August 31, 1997 was $3.0 million. The outstanding balance on the line of credit bears interest at an annual rate of prime plus 3% (11.5% at August 31, 1997), payable monthly, and is collateralized by a pending federal income tax refund and certain of the Company's inventories and all other assets not serving as collateral under other agreements. The proceeds were used to fund general operating expenses, including purchases of inventory during peak periods. The Company anticipates that pending federal and state income tax refunds will be adequate to repay the line of credit by the required $1.5 million due in December 1997. The line of credit financing agreement contains certain covenants, a cross default clause with all other debt instruments of the Company, and it prohibits the Company from spending more than $50,000 per year on capital expenditures without approval. As of August 31, 1997, the Company was not in compliance with certain reporting requirements and covenants contained in this agreement, but the Company obtained the forebearance agreements discussed in note 6 from the two floor-plan lenders. This line requires a facility fee in the amount of $150,000. A payment in the amount of $50,000 was made upon entry of an Emergency Order approving this agreement by the Bankruptcy Court, and two equal payments of $50,000 each are due on November 30, 1997 and 1998. The weighted average interest rates applicable for short term borrowings during fiscal 1997 and 1996 were 8.91% and 8.02%, respectively.

       8.Liabilities Subject to Compromise

         The liabilities subject to compromise include vendor payables and accrued expenses incurred up to the date of the filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code, with the exception of liabilities specifically exempted by certain first day orders filed with the Bankruptcy Court. These first day orders obtained with the approval of the Bankruptcy Court, allowed for the payment of utility services, certain consumer practices (including the continuation of service on existing extended warranty contracts), payroll and employee benefits, and property and liability insurance coverage. Liabilities relating to these items are recorded as accrued expenses not subject to compromise. Also included in liabilities subject to compromise are: $3.8 million balance on note payable (see Note 7); capital lease obligations of $242,000; a provision for settlements payable to landlords of closed stores where the Company has rejected the leases of $3.1 million; and $7.5 million made up of various liabilities resulting from purchases of inventory and supplies delivered and services rendered prior to the Bankruptcy Filing.

       9.  Lease Commitments:

         The Company's retail operations are conducted principally in leased facilities under agreements which expire at various dates through 2012. In addition to base rent, certain lease agreements require the Company to pay executory costs such as real estate taxes, utilities and common area maintenance. For certain locations, the Company pays rent based upon a specified percentage of sales. Generally, the leases provide for renewals for various periods at stipulated rates. (See Note 12 for a description of operating leases with related parties.)

         Future minimum lease payments under the above non-cancellable operating leases as of August 31, 1997 are as follows:

            1998                                      $   2,549,264
            1999                                          2,469,134
            2000                                          2,464,156
            2001                                          2,281,998
            2002                                          1,810,315
            Thereafter                                    4,011,822
                                                      -------------
                                                      $  15,586,689
                                                      -------------
                                                      -------------

         The future minimum lease payments related to the closed stores is excluded from the above table.

         Rental expense, including common area maintenance, insurance and real estate taxes, pursuant to the above operating leases, net of sublease rental income, amounted to approximately $8.9 million, $5.7 million and $4.7 million for the years ended August 31, 1997, 1996 and 1995, respectively. The Company has a sublease agreement for one of its properties that expires on May 31, 1998 and provided sublease income of $138,000.

         As debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assume" means that the Company agrees to perform its obligations and cure all existing defaults under the contract or lease and "reject" means that the Company is relieved from its obligations to perform further under the contract or lease but is subject to a claim of damages for the breach thereof. Damages resulting from rejection are treated as pre-petition unsecured claims in the reorganization. At August 31, 1997 the Company has a reserve for estimated lease damage claims related to closed stores included in liabilities subject to compromise of $3,100,000, which was provided for in restructuring charges in the year ended August 31, 1997.

       10.   Impairment Loss on Long-Lived Assets

         The Company wrote-down leasehold improvements, furniture, fixtures and equipment, and any associated goodwill of eleven stores and a distribution warehouse which were closed in fiscal 1997 and accrued the cost of the closure of a second warehouse that was closed in October 1997. Pretax charges of $5.3 million were recorded for the closed locations and a $640,000 write-down of goodwill associated with these locations. The amount of the charges recorded was determined by the net book value of the respective items. The reorganization charges are recorded in the Income Statement on the line "Loss on disposal of assets" and the goodwill write-down is included on the line item "Write down of impaired goodwill."

       11.   Income Taxes:

         The components of the provision for income taxes for the years ended August 31, 1997, 1996 and 1995 are as follows:

                                    1997          1996          1995

Current                             $(1,576,800)  $(4,142,470)  $ 2,234,244
Deferred                            (10,077,883)    3,388,470    (2,490,244)
Valuation  allowance for
deferred tax asset                   14,344,683         -----         -----
                                    -----------   -----------   -----------
Income tax expense (benefit)        $ 2,690,000   $  (754,000)  $  (256,000)
                                    -----------   -----------   -----------
                                    -----------   -----------   -----------

         The provisions (benefits) for income taxes as reported are different from the provisions (benefits) computed by applying the statutory federal income tax rate. The differences are reconciled as follows:


                                    1997           1996          1995

Federal income taxes at statutory
 rate                               $(10,724,470)  $  (728,301)  $  (441,743)
State income taxes net of federal
 benefit                              (1,192,309)      (80,970)      (42,875)
Adjustment to prior year provision         -----         -----       173,366
Valuation allowance for deferred
 taxes                                14,344,683         -----         -----
Other                                    262,096        55,271        55,252
                                    ------------   -----------   -----------
Income tax expense (benefit)        $  2,690,000   $  (754,000)  $  (256,000)
                                    ------------   -----------   -----------
Effective tax rate                       (8.53%)         35.2%         19.7%
                                    ------------   -----------   -----------
                                    ------------   -----------   -----------

         The components of the Company's net deferred tax asset as of August 31, 1997 and 1996 are as follows:

                                     1997           1996
Deferred tax assets:
   Unrealized loss on marketable
     securities                      $     -----    $   116,100
   Receivables, net                    1,798,300      1,032,600
   Merchandise inventory                 729,200        785,500
   Deferred revenue                    1,756,900      3,502,800
   Alternative minimum tax credit        256,000        173,000
   Cumulative effect of change in
     accounting principle - deferred
     revenue                               -----          -----
   Net operating loss                 11,239,000          -----
Other                                    167,200        307,900
                                     -----------    -----------
Total deferred tax asset              15,946,600      5,917,900
                                     -----------    -----------

Deferred tax liabilities:
   Preopening costs                        -----         66,000
   Property and equipment, net           932,740        924,300
   Trade discounts                       611,200        592,900
   Other                                  57,977         67,700
                                     -----------    -----------
   Total    deferred    tax
     liabilities                       1,601,917      1,650,900
  Valuation allowance                 14,344,683          -----
                                     -----------    -----------
  Net deferred tax asset             $         0    $ 4,267,000
                                     -----------    -----------
                                     -----------    -----------



         The Company recorded a valuation allowance in the amount of $14.3 million during the year ended August 31, 1997 for that portion of the net deferred tax asset that cannot be realized by carrybacks or offsetting deferred tax liabilities. The valuation allowance is based upon the fact that sufficient positive evidence does not exist, as defined in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, regarding the Company's ability to realize certain deferred tax assets and carryforward items. As a result of the valuation allowance, income tax expense was approximately $2.7 million for the year ended August 31, 1997.

       12.  Related Party Transactions:

         The Company conducts a portion of its business in property leased by the heirs of its former majority shareholder. During the years ended August 31, 1997, 1996 and 1995, the Company made payments to such heirs or former shareholder (or on behalf of such former shareholder) in the approximate amounts of $173,000, $161,000 and $189,000, respectively, representing rentals under the above arrangements.

         Notes payable to former shareholder, which terminated upon his death in January 1997, related to personal service contracts, and was $569,782 as of August 31, 1996. These notes accrue interest, payable monthly, at 8.50% and such interest amounted to approximately $20,000, $53,000 and $60,000 during fiscal years 1997, 1996 and 1995, respectively.

         Notes payable to a director, major shareholder and former executive of the Company related to personal service contracts were $85,776 as of August 31, 1997. These notes accrue interest, payable monthly, at 8.50% and such interest amounted to approximately $3,000 during fiscal 1997.

         A Director of the Company is the managing partner of the law firm which serves as the Company's general counsel. During fiscal 1997, 1996 and 1995, $142,000, $173,000 and $205,000, respectively, were paid in fees to this firm.

         A Director of the Company, appointed during fiscal 1997, is a partner of the law firm which serves as the Company's special counsel. During fiscal 1997, $62,000 were paid in fees to this firm.

       13.  Employee Incentive Compensation and Benefit Plans

       Stock Incentive Plan

         The Company has a Stock Incentive Plan (the "Plan"), which was adopted by the Board of Directors in 1993, for the benefit of officers and key employees of the Company. The Plan, as amended, authorized the issuance of incentive stock options covering up to 850,000 shares of common stock exercisable at prices equal to the fair market value of the stock on the date of grant.


      The Company in fiscal years 1996 and 1997 granted stock options and issued shares of restricted Common Stock under the Plan. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

      Under the Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, restricted shares, and stock awards. The Company granted nonqualified stock options in fiscal 1996 and 1997 under the Plan and shares of restricted Common Stock in fiscal 1997 under the Plan.

      The Company granted nonqualified stock options in fiscal 1996 and 1997 to employees. The stock options granted in fiscal 1996 and 1997 have contractual terms of 10 years. All of the options granted to the employees and have an exercise price equal to or greater than the fair market value of the stock at grant date. The options granted in fiscal 1996 and 1997 vest over various vesting schedules. Approximately one-half of these stock options vest ratably over a period of five years or less. The balance vest fully on the ninth anniversary of the date of grant, but allow for accelerated vesting in 25% increments as the per share stock price increases to be $3, $4, $5, and $6, respectively.

      A summary of the status of the Company's stock options as of August 31, 1996 and August 31, 1997 and the changes during the year ended on those dates is presented below:


                                                   Stock Options
                          ---------------------------------------------------------------
                                        1997                              1996
                          -------------------------------  ------------------------------

                            No. Shares of     Weighted      No. Shares of     Weighted
                             Underlying       Average        Underlying       Average
                              Options         Exercise        Options         Exercise
                                               Prices                          Prices
 Outstanding at beginning
  of the year                     252,257          $ 7.98         316,372          $10.63
 Granted                          524,000          $ 1.72          96,000          $ 2.58
 Forfeited                        331,500          $ 2.55          65,050          $ 9.11
 Expired                          157,757          $10.50          95,065          $10.60
                                 _________        ________       _________        ________
 Outstanding at end of
  year                            287,000          $ 1.43         252,257          $ 7.98
                                 _________        ________       _________        ________
                                 _________        ________       _________        ________
 Exercisable at end of
  year                             75,000          $ 1.32         158,907          $10.72
                                 _________        ________       _________        ________
                                 _________        ________       _________        ________
 Weighted average fair
  value of options granted           ----          $ 0.85             ---          $ 1.28
                                 _________        ________       _________        ________
                                 _________        ________       _________        ________


      The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 1996 and 1997: dividend yield of 0%; risk-free interest rates range from 5.79% to 6.64%; an expected life of 5 years for all grants; and a volatility of 47.0% for all grants.

Options outstanding as of August 31, 1997 are summarized below:

                           Options Outstanding                   Options Exercisable
               ___________________________________________  ___________________________

   Range of        Number       Wgtd. Avg.     Wgtd. Avg.       Number       Wgtd. Avg.
   Exercise     Outstanding     Remaining      Exercise      Exercisabled     Exercise
   Prices        at 8-31-97    Contr. Life     Price          at 8-31-97      Price
$1.19 - $2.00       225,000           9.87         $1.26         75,000          $1.32
$2.01 - $2.88        62,000           9.02         $2.06            ---          $ ---
$1.19 - $2.88       287,000           9.69         $1.43         75,000          $1.32




      Under the Plan, the Company also granted shares of restricted Common Stock to selected employees. Shares of restricted stock generally vest at the rate of 20% per year on the first through the fifth anniversaries of the date of grant. In 1997, the Company granted 225,000 shares of restricted stock to selected employees. No cash consideration was paid for such shares. In accordance with APB 25, the Company has recognized a compensation charge equal to the fair market value of these shares on the date issued. The SFAS 123 charge for these shares is equal to the APB 25 charge. Compensation expense of $289,050, $67,500 and $74,250 relating to the restricted shares and stock awards was recorded during the fiscal years ended August 31, 1997, 1996 and 1995, respectively.


      Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net loss (in thousands) and net loss per common share for 1996 and 1997 would approximate the pro forma amounts below:


                 As Reported      Pro Forma      As Reported      Pro Forma
                   8/31/97         8/31/97         8/31/96         8/31/96

SFAS 123 Charge     $    ---       $     54          $   ---        $     9
Net Loss            $(34,233)      $(34,287)         $(1,388)       $(1,397)
Net Loss Per
 Common Share       $  (6.13)      $  (6.14)         $  (.25)       $  (.25)



      The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to the 1996 fiscal year.

       401(k) Savings Plan

         The Company has adopted a 401(k) Savings Plan for the benefit of substantially all employees. The Plan provides for both employee and employer contributions. The Company matches 25% of the employee's contribution limited to 1.0% of the employee's annual compensation subject to limitations set annually by the Internal Revenue Service. The Company's contributions were approximately $60,000 and $69,000 for the years ended August 31, 1997 and 1996, respectively.


       14.     Other Matters:

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

       15.     Preferred Stock

         The Company has 500,000 shares of preferred stock authorized with no par value. No shares have been issued or are outstanding.

       16.     Contingencies and Commitments:

         In the normal course of business, the Company is involved in various legal proceedings. Based upon the Company's evaluation of the information presently available, management believes that the ultimate resolution of any such proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operation.

         Under Chapter 11, substantially all pending litigation and collection of outstanding claims against the Company at the date of the filings are stayed while the Company continues business operations as debtor-in-possession. As debtor-in-possession under Chapter 11, the Company is authorized to operate its business, but it may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval where and when necessary.

         The Bankruptcy Court approved the formation of the official unsecured creditors committee ("Creditors Committee"). The Bankruptcy Court allowed the Creditors Committee to employ legal counsel. The Company is required to pay certain expenses of this committee, including counsel, to the extent allowed by the Bankruptcy Court.

         The Company entered into an employment agreement with the current Chief Executive Officer dated June 15, 1997 which has a term expiring on August 31, 2000.

         During fiscal year 1998, the Company's existing computer software systems will need to be evaluated and computer programs upgraded or amended to be year 2000 compliant. The cost of this effort has not yet been determined.




ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)         The following documents are filed as part of this report:

            1.    Financial Statements

                The Company's financial statements listed below have been filed as part of this report:

                                                                      Page

                Report of Independent Accountants                       14
                Balance Sheets as of August 31, 1997 and 1996           15
                Statements  of Operations for the Years Ended August
                  31, 1997, 1996 and 1995                               16
                Statements of  Shareholders'  Equity  for  the Years
                  Ended August 31, 1997, 1996 and 1995                  17
                Statements of Cash Flows for the Years Ended  August
                  31, 1997, 1996 and 1995                               18
                Notes to Financial Statements                           19

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

            10.4 Personal Services Contract dated September 1, 1991 by and between Giant TC, Inc. and Anthony J. Campo.(1)

            10.5 Amendment and Restatement of Non-Competition Agreement and Personal Services Contract dated June 29, 1992 by and between Anthony J. Campo and Giant TC, Inc.(1)

            10.6 Credit Card Program Agreement dated as of May 29, 1992 by and between Giant TC, Inc. and Monogram Credit Card Bank of Georgia(1), as amended by Amendment to Credit Card Program Agreement dated as of May 29, 1992 by and between Monogram Credit Card Bank of Georgia and Campo Electronics, Appliances and Computers, Inc. (formerly Giant TC, Inc.), dated October 29, 1993.(4)

            10.7 Giant TC, Inc. 1992 Stock Incentive Plan(1), as amended by Amendment No. 1 to Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Plan dated October 13, 1993(5), as amended by Amendment No. 2 to Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Plan dated May 20, 1994(6), as amended by Amendment No. 3 and the Amended and Restated Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Plan dated December 7, 1994(2), as amended by the Second Amended and Restated Campo Electronics, Appliances and Computers, Inc. 1992 Stock Incentive Plan dated January 12, 1996,(7) as amended by Amendment No. 1 thereto dated October 4, 1996,(3) as further amended and restated by the Third Amended and Restated 1992 Stock Incentive Plan dated August 8, 1997. *

            10.8 Form of Indemnity Agreement by and between Giant TC, Inc. and each of Anthony P. Campo, Joseph E. Campo, Barbara Treuting Casteix, L. Ronald Forman, Donald T. Bollinger,
                  Anthony J. Correro, III, David L. Ducote, William E. Wulfers, Michael G. Ware, John Watson and Malcolm Ballinger.(1) *

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

            10.12 Loan Agreement dated August 30, 1995 by and between Hibernia
                  National Bank and Campo Electronics, Appliances and Computers, Inc.(9), as amended by the First Amendment to Loan Agreement as of August 30, 1995 by and between Hibernia National Bank and Campo Electronics, Appliances and Computers, Inc.(3), as amended by the Second Amendment to Loan Agreement dated May 31, 1996 by and between Hibernia National Bank and Campo Electronics, Appliances and Computers, Inc.(10), as amended by the Third Amendment to Loan Agreement dated December 1, 1996 by and between Hibernia National Bank and Campo Electronics, Appliances and Computers, Inc., as amended by Amendment to Loan Agreement dated June 25, 1997. *

            10.13 Loan Agreement dated August 30, 1995 by and between Met Life
                  Capital Corporation and Campo Electronics, Appliances and Computers, Inc.(9)

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

            10.22 Employment Agreement,  dated  June  15, 1997, by and between the Company and William E. Wulfers.(8)

            10.23 Consultation Agreement, dated April 17, 1997, by and between the Company and York Management Services, Inc. *

            23    Consent of Coopers & Lybrand L.L.P.

            27    Financial Data Schedule
__________
*     Previously filed.
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-56796) filed with the Commission on January 6, 1993.
(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1995.
(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1996.
(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993.
(5) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-76184) filed with the Commission on March 8, 1994.
(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994.
(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.
(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1997.
(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995.
(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1996.

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



                                SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, therunto duly authorized.

                                    CAMPO ELECTRONICS, APPLIANCES AND
                                    COMPUTERS, INC.

Dated: December 15, 1997            By:   /s/ Michael G. Ware
                                          Michael G. Ware
                                          Senior Vice President and
                                          Chief Financial Officer