Form 10-Q
period 1997-11-30
CAMPO ELECTRONICS APPLIANCES & COMPUTERS INC
filed 1998-01-14
CIK 895693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


   (Mark One)


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended November 30, 1997


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

                         Yes      X    No  _____



   At January 9, 1998, there were 5,604,406 shares of common stock, $.10 par value, outstanding.



            CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.

                                  INDEX


   Part I.              Financial Information                        Page

                Item 1.  Financial Statements                          3

                Statements of Operations -
                Three  Months  Ended November 30, 1997
                and 1996                                               3

                Balance Sheets -
                November 30, 1997 and August 31, 1997                  4

                Statements of Cash Flows -
                Three Months Ended  November  30, 1997
                and 1996                                               5

                Notes to Financial Statements                          6

                Item 2.  Management's Discussion and Analysis
                         of Financial  Condition and Results
                         of Operations                                 9


   Part II.             Other Information

                Item 1.  Legal Proceedings                            15

                Item 6.  Exhibits and Reports on Form 8-K             15

                Signatures                                            16


               CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                            (DEBTOR-IN-POSSESSION)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                     FOR THE THREE MONTHS ENDED NOVEMBER 30,


                                     1997             1996

Net sales                           $37,909,283      $65,762,745
Cost of sales                        28,899,574       52,892,913
                                   -------------    -------------
  Gross profit                        9,009,709       12,869,832

Selling, general and
  administrative expenses             9,441,054       13,798,856
                                   -------------    -------------

Operating loss                         (431,345)        (929,024)

Other income (expense):
  Interest expense                     (568,434)        (449,516)
  Interest income                        10,327           19,703
  Other income, net                     179,122           58,739
                                   -------------    -------------
                                       (378,985)        (371,074)


Loss before income taxes
  and reorganization items             (810,330)      (1,300,098)

Expense from reorganization items      (154,534)           ----

Income tax benefit                        ----          (494,000)
                                   -------------    -------------

Net loss                           $   (964,864)    $   (806,098)
                                   -------------    -------------
                                   -------------    -------------

Per share data:
Net loss per share                 $      (0.17)    $      (0.14)
                                   -------------    -------------
                                   -------------    -------------

Weighted average number of common
  shares outstanding                  5,640,605        5,566,906
                                   -------------    -------------
                                   -------------    -------------




The accompanying notes are an integral part of these financial statements.



              CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                            (DEBTOR-IN-POSSESSION)
                          BALANCE SHEETS (UNAUDITED)


                                           November 30,       August 31,
                                               1997              1997
                ASSETS
Current assets:
  Cash and cash equivalents               $   2,505,525   $   1,640,849
  Investments in marketable securities          426,582         421,431
  Receivables (net of an allowance of
    $1.7 million at November 30, 1997
    and $1.6 million at August 31, 1997)      8,576,261       8,603,894
  Merchandise inventory                      36,134,480      31,951,502
  Other                                         922,558         873,200
                                          --------------  --------------
   Total current assets                      48,565,406      43,490,876

Property and equipment, net                  26,414,144      27,741,034
Intangibles and other                         3,076,558       2,899,774
                                          --------------  --------------
                                          $  78,056,108   $  74,131,684
                                          --------------  --------------
                                          --------------  --------------


     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities not subject to compromise:
  Current liabilities:
    Current portion of long-term debt     $     586,911   $     350,438
    Short-term borrowings                     1,778,630       3,000,000
    Accounts payable                          1,182,923       1,311,816
    Accounts payable-floor plan              30,712,579      23,661,531
    Accrued expenses                          8,366,054       7,861,586
    Deferred revenue                          2,303,451       2,713,040
                                          --------------  --------------
      Total current liabilities              44,930,548      38,898,411
                                          --------------  --------------

  Long-term debt, less current portion       18,091,121      18,368,005
  Deferred revenue                            1,485,590       1,937,256
                                          --------------  --------------
      Total long-term liabilities            19,576,711      20,305,261
                                          --------------  --------------

Liabilities subject to compromise            14,138,375      14,552,674
                                          --------------  --------------
  Total liabilities                          78,645,634      73,756,346
                                          --------------  --------------
Commitments and contingencies

Shareholders' equity:
Common stock, $.10 par value; 20,000,000
  shares authorized, 5,791,906 issued
  and outstanding at November 30, 1997
  and August 31, 1997                           579,191         579,191
Paid-in capital                              32,639,856      32,639,856
Retained earnings (deficit)                 (33,808,573)    (32,843,709)
                                          --------------  --------------
  Total shareholders' equity                   (589,526)        375,338
                                          --------------  --------------
                                          $  78,056,108   $  74,131,684
                                          --------------  --------------
                                          --------------  --------------

The accompanying  notes are an integral part of these financial statements.







            CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                         (DEBTOR-IN-POSSESSION)
                  STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE THREE MONTHS ENDED NOVEMBER 30,

                                                   1997             1996

Cash flow from operating activities:
  Net loss                                   $   (964,864)   $   (806,098)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization                   832,161       1,079,062
  Deferred income taxes                             -----       1,041,010
  Provision for uncollectible receivables         429,650         298,626
  (Gain) loss on disposal of assets                (6,835)         51,051
  (Increase) decrease in assets:
    Receivables                                  (402,017)     (3,229,871)
    Merchandise inventory                      (4,182,978)    (16,236,996)
    Other assets                                 (268,592)        (73,588)
  Increase (decrease) in liabilities:
    Accounts payable                             (128,893)      1,035,601
    Accounts payable-floor plan                 7,051,049       8,679,329
    Accrued expenses                              491,429       2,029,119
    Deferred revenue                             (861,255)     (1,339,674)
    Liabilities subject to compromise             185,474           -----
Adjustments due to reorganization items:
  (Gain) loss on disposal of assets              (101,032)          -----
  Increase in accrued expenses for
    restructuring items                           161,642           -----
  Payment of restructuring charges               (148,603)          -----
                                             -------------   -------------
  Net cash provided by (used in)
    operating activities                        2,086,336      (7,472,429)
                                             -------------   -------------

Cash flow from investing activities:
  Purchase of property and equipment               (1,330)       (670,463)
  Proceeds from sale of assets                     59,008           -----
  Proceeds from sale of assets due to
    reorganization                                 73,216           -----
                                             -------------   -------------
    Net cash provided by (used in)
      investing activities                        130,894        (670,463)
                                             -------------   -------------
Cash flow from financing activities:
  Repayment of long-term debt                    (131,184)       (124,371)
  Borrowings under line of credit                   -----      17,050,000
  Repayments under line of credit                   -----      (7,800,000)
  Borrowings under DIP line of credit           1,200,000           -----
  Repayments under DIP line of credit          (2,421,370)          -----
                                             -------------   -------------
    Net cash provided by (used in)
      financing activities                     (1,352,554)      9,125,629
                                             -------------   -------------

Net increase in cash and cash                     864,676         982,737
  equivalents
Cash and cash equivalents at beginning
  of period                                     1,640,849       3,303,822
                                             -------------   -------------
Cash and cash equivalents at end of
  period                                     $  2,505,525    $  4,286,559
                                             -------------   -------------
                                             -------------   -------------

Cash paid during the period for:
  Interest expense                           $    657,344    $    386,955
                                             -------------   -------------
                                             -------------   -------------
  Income taxes                               $      -----    $     26,000
                                             -------------   -------------
                                             -------------   -------------
Supplemental schedule of noncash
  investing and financial activities:
    Assets acquired under capital lease             -----    $    275,368
                                             -------------   -------------
                                             -------------   -------------

The accompanying notes are an integral part of these financial statements.



            CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                         (DEBTOR-IN-POSSESSION)
                NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


   (1)  Basis of Presentation

            The information for the three months ended November 30, 1997 and 1996 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended August 31, 1997.

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

            The results of operations for the three months ended November 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 1998.

   (2)      Chapter 11 Bankruptcy Proceedings and Restructuring

            On June 4, 1997, the Company filed a voluntary petition in the U. S. Bankruptcy Court for the Eastern District of Louisiana for reorganization under Chapter 11 of the U. S. Bankruptcy Code (the "Bankruptcy Code"), and is currently operating its business as debtor-in-possession under the supervision of the Bankruptcy Court (the "Bankruptcy Court").

            As of the petition date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, under the Bankruptcy Code, the Company may reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the petition date are subject to settlement under a plan of reorganization to be voted upon by creditors and equity security holders and approved by the Bankruptcy Court. The Company has not yet prepared or submitted a plan of reorganization. As provided by the Bankruptcy Code, the Company has the exclusive right for a period of time to submit a plan of reorganization. This period has been extended by the Bankruptcy Court to January 15, 1998, and the Company has filed a motion with the Bankruptcy Court seeking approval of a further extension to February 15, 1998.

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

            As part of the reorganization process, the Company closed eleven stores and one distribution center in fiscal 1997. It also closed an additional distribution center in October, 1997, after its fiscal year-end. It has cut corporate overhead expenses and store operating expenses, and has initiated several strategies designed to improve operating performance (as more fully explained in Item 1 of its Annual Report on Form 10-K for fiscal 1997). Based upon projections of its operating results, the Company believes that its existing funds, its operating cash flows, the available DIP line of credit discussed in Note 3, receipt of state income tax refunds which are due the Company, and the vendor and inventory financing arrangements discussed in Note 3 are sufficient to satisfy expected cash requirements in fiscal 1998. However, there is no assurance that the Company's projected operating results will be achieved during fiscal 1998. The Company may require additional working capital financing in fiscal 1999 when the balance of the line of credit becomes due on December 31, 1998.

            On December 16, 1997, the Company was notified by the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company does not meet all of the listing requirements for continued listing on the Nasdaq National Market based upon its financial statements of August 31, 1997, and that Nasdaq was commencing a review of the Company's eligibility for continued listing. On January 12, 1998, the Company was notified by Nasdaq that its Common Stock would be delisted effective January 19, 1998 unless the Company pursues Nasdaq's procedural remedies, which the Company is currently considering. If the Company's Common Stock is delisted, the Company's common shareholders will likely experience a reduction in the liquidity of their shares.

   (3)      Debt

            See Notes 6 and 7 of the Company's financial statements included in its Annual Report on Form 10-K/A for the fiscal year ended August 31, 1997 for a detailed description of the Company's debt arrangements. Long-term debt as of November 30, 1997 consisted of three term loans, one with a bank group, and the others with financial institutions. The outstanding principal balance and applicable interest rate on the term loan with the banks as of November 30, 1997 were $18.4 million and 9%, respectively.

            The term  loan  with  the banks contains certain reporting requirements and restrictive covenants which require the Company to maintain certain minimum annual earnings levels and working capital levels. This term loan also contains a cross default provision with all other debt instruments of the Company and a provision which prohibits the Company from paying dividends on its common stock. As of November 30, 1997, the Company was not in compliance with certain of the covenants contained in the bank term loan, and was in default of this agreement due to these violations as well as certain cross default provisions. However, on December 12, 1997 the Company obtained the agreement of the lenders to forebear through September 1, 1998 the enforcement of their rights and remedies under the term loan agreement contingent upon the approval of this forbearance agreement and an agreement requiring the payment of certain professional fees to the banks by the Bankruptcy Court. The Company believes it is probable that the Bankruptcy Court will approve these agreements. The forbearance agreement also provides that the lenders will forebear the enforcement of their rights and remedies through September 1, 1998 if the Company were to violate certain financial covenants relating to minimum annual earnings and working capital levels during that period, which the Company does not expect to comply with in the upcoming fiscal year. On January 12, 1998, the Company obtained the agreement of the lenders to extend the forbearance of their rights and remedies related to the prior defaults discussed above and the potential future defaults of certain financial covenants through December 1, 1998.

            The principal balance of the first of the other term loans was $3.7 million as of November 30, 1997 and accrues interest at 7.19% (the average weekly yield of 30 Day Commercial paper plus 1.8%). The balance on this note is carried as a liability subject to compromise. The second of the other term loans was $276,000 as of November 30, 1997, and accrues interest payable monthly at an annual rate of 9%.

            As of November 30, 1997, the Company also uses several "floor plan" finance companies to finance the majority of its inventory purchases. In addition, the Company finances some of its inventory purchases through open-account arrangements with various vendors. The Company has an aggregate borrowing limit with the floor plan finance companies of approximately $43.5 million. Each of the floor plan financing agreements contains cross default clauses with all other debt instruments of the Company. As of August 31, 1997 the Company was not in compliance with several covenants contained in the floor plan agreements and was also in default of those floor plan agreements due to its failure to make certain payments required by the agreements relating to inventory shortages and obsolescence identified by the Company. The Company obtained waivers for some of these violations and as of December 11, 1997 had obtained the agreement of each of the floor plan lenders to forebear their rights and remedies pursuant to the floor plan agreements subject to: (i) the Company's payment of approximately $1,654,000 in principal, plus interest at the prime rate plus 3%, to the floor plan lenders at various dates through December 15, 1998, and (ii) the approval of these forbearance agreements by the Bankruptcy Court. Management believes that sufficient liquidity will exist during the upcoming year to fund these required payments and that it is probable that the Bankruptcy Court will approve these forbearance agreements.

            The Company has also obtained debtor in possession ("DIP") financing from two of its floor plan lenders in the form of a $3 million line of credit which had an outstanding balance of $1,778,630 at November 30, 1997. The line of credit financing agreement contains certain covenants, a cross default clause with all other debt instruments of the Company, and it prohibits the Company from spending more than $50,000 per year on capital expenditures without approval. As of August 31, 1997, the Company was not in compliance with certain covenants contained in this agreement, but the Company has obtained the forbearance agreements discussed above.

   (4)      Deferred Compensation Plan for Directors

            On November 19, 1997 the Board of Directors approved a Deferred Compensation Plan for Outside Directors (the "Plan") with an effective date of January 1, 1998. The purpose of the Plan is
   (a) to provide for the deferral of the payment of director compensation to the members of the Company's Board of Directors who are not full-time employees of the Company (the "Directors") until the Company is in a better position to pay such fees, (b) to permit Directors to elect to defer director fees until age 65 or termination of Board service and (c) to provide deferred stock unit awards to the Chairman of the Board of Directors.

            Beginning   January   1,   1998,  all  compensation  which
   Directors are entitled to be paid by the Company shall automatically be deferred until the later of one year from the date the Plan was adopted or the effective date of the Bankruptcy
   Court's confirmation of a plan of reorganization. Each Director may elect to further defer such compensation until the earlier of age 65 or termination of Board service and may elect as to whether such deferral shall be in the form of hypothetical units of the Company's Common Stock (the "Stock Units") or in a reserve (the "Reserve"). The value of Stock Units is tied to the quoted fair market value price of the Company's Common Stock.

            Under the Plan, the Company also granted 30,000 Stock Units to the Chairman of the Board as deferred compensation for past services provided to the Company. The Plan also provides for the Chairman to be credited with 5,000 Stock Units as deferred compensation on the last day of each month for the thirteen months beginning December 31, 1997 and ending January 31, 1999, provided he continues to serve as Chairman on such dates.

            All amounts credited to Stock Unit or Reserve accounts will at all times constitute general, unsecured liabilities of the Company payable exclusively out of its general assets, and under no circumstances will the Company be required to segregate from its general assets funds sufficient to pay the amounts credited to Stock Unit or Reserve accounts.

   (5)      Income Taxes

            The Company's effective income tax rate was 0% and 38% for the three months ended November 30, 1997 and 1996, respectively. The November 30, 1997 effective tax rate of 0% is due to a valuation allowance recorded by the Company for that portion of the net deferred tax asset that cannot be realized by carrybacks or offsetting deferred tax liabilities. The valuation allowance is based upon the fact that sufficient positive evidence does not exist, as defined in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, regarding the Company's ability to realize certain deferred tax assets and carryforward items.

   (6)      Contingencies and Commitments

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

            During fiscal years 1998 and 1999, the Company's existing computer software systems will need to be evaluated and computer programs upgraded or amended to be year 2000 compliant. The cost of this effort has not yet been determined.

            At November 30, 1997, there was a balance of $427,000 in U.S. Treasury Bills which were pledged to support certain executive employment and severance agreements. Subsequent to November 30, 1997, a settlement was reached in a dispute with two prior executives in which they agreed to accept $30,000 and to release the Company from the pledge against $312,000 of the Treasury Bills.




                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   General Overview

            The Company experienced comparable store sales declines of 22.9% during the quarter ended November 30, 1997 as compared to the same period last year, continuing a trend that began in the third quarter of fiscal 1995. The decline in comparable store sales reflects the combined impact of the general weakness in the retail consumer electronics industry, increased competition in many of the Company's principal markets, a slowdown in the development of new products in consumer electronic categories and reduced spending levels of consumers for non-essential goods due to record high debt levels. The decrease in net sales in the quarter ended November 30, 1997 is attributable to the comparable store sales decline together with the closure of 11 stores during fiscal 1997.

            Net loss before income taxes and reorganization items for the three months ended November 30, 1997 and November 30, 1996 were $810,000 and $1,300,000, respectively. The net loss was lower in 1997 due primarily to a significant increase in the gross margin percent, which was partially offset by an increase in selling, general and administrative expenses and interest expense as a percentage of sales. See "Results of Operations" for a further discussion of the increases in these percentages. Net loss before income taxes and reorganization items also included a $103,000 gain on sale of fixed assets in 1997 compared to a $51,000 loss on sale of fixed assets in 1996. Net loss (after income taxes and reorganization items) for the three months ended November 30, 1997 and November 30, 1996 were $965,000 and $806,000, respectively. The Company incurred $155,000 in the first quarter of fiscal 1998 for reorganization expenses related to the Chapter 11 Bankruptcy proceedings. In the first quarter of fiscal 1997, the Company recorded an income tax benefit of $494,00.

            Following the filing of its Chapter 11 petition on June 4, 1997, the Company closed nine stores and one distribution center in July 1997. It also had previously closed two stores in January 1997. The Shreveport, Louisiana warehouse was closed subsequent to year-end in October 1997. Inventory at the Shreveport warehouse was moved to a smaller warehouse leased beginning in October 1997 that is adjacent to the Company's remaining warehouse located in Harahan, Louisiana.

            Campo has implemented a number of changes to reduce its variable expense structure in line with declining sales revenues. The Company has examined closely its operations at all levels to identify opportunities for expense reduction. The Company has streamlined its corporate structure in light of current business conditions through significant staff reductions in administrative positions. In order to reduce advertising expenditures, the
   Company has reduced the number of pages and frequency of its advertising tabloids. Campo has outsourced functions that can be handled by a third party more efficiently, such as facilities management and extended warranty claims administration. During the first quarter of fiscal 1998, the Company's new management team implemented a number of cost reduction measures and changes which should result in significant savings for the Company in the future. The sales associate commission program and the extended warranty commission program were reduced to be consistent with the commission structures offered by the Company's competitors. The Shreveport distribution center was closed and the Company's distribution operations were consolidated in the New Orleans facility. Store payrolls were put under tighter control and corporate office payroll was reduced further through additional position eliminations.



   Results of Operations

            The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                             Three Months Ended


                                       November 30,         November 30,
                                           1997                 1996

Net sales                                    100.0%               100.0%
Cost of sales                                 76.2                 80.4
                                            -------              -------
Gross profit                                  23.8                 19.6
Selling, general and
  administrative expense                      24.9                 21.0
                                            -------              -------
Operating income (loss)                       (1.1)                (1.4)

Interest expense                              (1.5)                (0.6)
Interest income                                0.0                  0.0
Other income (expense)                          .5                  0.0
                                            -------              -------
                                              (1.0)                (0.6)
Income  (loss)  before income
  taxes and reorganization items              (2.1)                (2.0)
Income     (expense)     from
  reorganization item:                        (0.4)                 0.0
Income tax expense (benefit)                   0.0                 (0.8)
                                            -------              -------
Net loss                                      (2.5)%               (1.2)%
                                            -------              -------
                                            -------              -------


   Three Months Ended November 30, 1997 as Compared to Three Months Ended November 30, 1996

            Net sales for the three months ended November 30, 1997 decreased 42.4% to $37.9 million compared to $65.8 million for the same period in 1996. Comparable retail store sales for the three months ended November 30, 1997 decreased by 22.9%. The decline in sales reflects the combined impact of the general weakness in the retail consumer electronics industry, increased competition in many of the Company's principal markets, a slowdown in the development of new products in consumer electronic categories and reduced spending levels of consumers for non-essential goods due to record high debt levels.

            Extended warranty revenue  recognized  under the straight-
   line method (applicable to those extended warranty contracts sold prior to August 1, 1995) was $1.1 million and $1.7 million for the quarters ended November 30, 1997 and 1996, respectively. Extended warranty expenses for these same periods were $791,000 and $1.1 million, respectively, before any allocation of other selling, general and administrative expenses. Since August 1, 1995, the Company has sold to an unaffiliated third party all extended warranty service contracts sold by the Company to customers on or after such date. The Company records the sale of these contracts, net of any related sales commissions and the fees paid to the third party, as a component of net sales and immediately recognizes revenue upon the sale of such contracts. Although the Company sells these contracts at a discount, the amount of the discount approximates the cost the Company would incur to service these contracts, while transferring the full obligation for future services to a third party. Net revenue from extended warranty contracts sold to the third party for the quarters ended November 30, 1997 and 1996 was $1.6 million and $1.9 million, respectively.

            Gross profit for the three months ended November 30,  1997 was $9.0 million or 23.8% of net sales as compared to $12.9 million, or 19.6% of net sales for the comparable period in the prior year. The increase in the gross margin percentage of 4.2% was caused by the net effect of several factors. The raw gross margin percentage (before rebates, discounts and inventory shrinkage) increased by .8% due primarily to a shift in product mix sold from lower margin computers to higher margin major appliances and electronic accessories. Vendor rebates and co-operative funds increased by 1.0% as a percentage of net sales due to extensive efforts by the Company to pursue and collect these funds. Inventory shrinkage as a percentage of net sales was 1.0% in the first quarter of fiscal 1997 compared to .3% in the first quarter of fiscal 1998, a decrease of .7% of net sales. This was caused by improved control and monitoring of inventory in the warehouse and stores. The gross margin dollars earned as a result of warranty sales and deferred warranty income discussed above resulted in a 1.9% increase in the overall gross margin percentage. The remaining .2% net decrease in the gross margin percentage was due primarily to increased credit card charges.

            Selling, general and administrative expenses were $9.4 million or 24.9% of net sales for the three months ended November 30, 1997 as compared to $13.8 million, or 21.0% of net sales for the comparable period in the prior year. These costs as a percentage of net sales increased by 3.9% due primarily to advertising costs, certain fixed payroll costs, depreciation expense, repairs and maintenance expense, and telecommunications expense, which did not decline in proportion to the decline in sales. As a percentage of net sales, gross advertising costs
   declined  by  .7%.   However,  advertising  rebates   from  vendors
   declined by 1.9% of net sales resulting in an increase in net advertising costs of 1.2% of net sales. As a percentage of net sales, payroll expense increased by 1.4%, depreciation expense increased by .6%, repairs and maintenance expense increased by .2%, telecommunications expense increased by .2%, and all other selling, general and administrative expenses increased by .3%.

            Interest expense increased by approximately $118,000 in the three months ended November 30, 1997 compared to the same period of the prior year. Interest expense is net of discount income received from floor plan lenders, who pass along certain of the vendor discounts on floor plan purchases to the Company. Interest expense increased in the first quarter of fiscal 1998 due to the net effect of a $395,000 decrease in gross interest expense, which was more than offset by a $513,000 decrease in discount income received from floor plan lenders. The decrease in gross interest expense was due to the effect of principal payments made on long term debt prior to the Bankruptcy filing, and the decrease in discount income was due to the reduced number of stores and related volume of financed inventory purchases. Other income, net increased by approximately $120,000 due primarily to a gain on sale of fixed assets of $103,000 realized in the first quarter of fiscal 1998 compared to a loss of $51,000 in the same period of fiscal 1997. The gain resulted from sales of miscellaneous equipment, fixtures and trucks. This positive effect was partially offset by decreases in rental income and vendor compensation earned on sales tax payments.

            Reorganization expenses totaled approximately $155,000 for the first quarter of fiscal 1998 and were primarily legal expenses directly related to the Chapter 11 Bankruptcy proceedings.

            The Company's effective income tax rate was 0% and 38.0% for the three months ended November 30, 1997 and 1996, respectively. The November 30, 1997 effective tax rate of 0% is due to a valuation allowance recorded by the Company for that portion of the net deferred tax asset that cannot be realized by carrybacks or offsetting deferred tax liabilities. The valuation allowance is based upon the fact that sufficient positive evidence does not exist, as defined in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, regarding the
   Company's ability to realize certain deferred tax assets and carryforward items.

   Liquidity and Capital Resources

            Historically, the Company's primary sources of liquidity have been from cash from operations, revolving lines of credit, and from the Company's initial and secondary public offerings. Net cash provided by operating activities was $2.1 million for the three months ended November 30, 1997, as compared to cash used in operating activities of $(7.5) million for the three months ended November 30, 1996. The increase in cash provided by operating activities during the three months ended November 30, 1997 was due primarily to an increase in accounts payable due floor plan lenders which was not matched by a similar increase in merchandise inventories because of timing differences. Payments made to floor plan lenders generally occur two business days after the inventory is sold. The timing of quarter-end at November 30, 1997 coincided with heavy sales for the Thanksgiving weekend, and these inventory sales were not paid for until the first two days after quarter-end. Also, the Company's purchases of non-floor plan inventories were kept to a minimum due to tighter cash management. The use of cash during the three months ended November 30, 1996 was due primarily to increases in merchandise inventory and receivables which were not completely offset by the related increase in accounts payable. During 1996, the Company began increasing inventories for the Christmas season earlier (prior to Thanksgiving) and in larger quantities, and there was also one less day of weekend sales after Thanksgiving in the November, 1996 calendar. Total assets at November 30, 1997 were $78.1 million, a decrease of $59.7 million (43.3%) from November 30, 1996. The decrease in assets includes decreases of $8.9 million in receivables, $36.5 million in inventories, $2.4 million in deferred tax assets, and $9.5 million in net property and equipment.

            The Company incurred capital expenditures of $1,330 and $670,000 during the three months ended November 30, 1997 and 1996, respectively. The expenditures in 1996 were primarily in connection with new computer equipment and software purchases and leasehold improvements funded with mostly short-term borrowings. At November 30, 1997, there was a balance of $427,000 in U.S. Treasury Bills which were pledged to support certain executive employment and severance agreements. Subsequent to November 30,
   1997, a settlement was reached in a dispute with two prior executives in which they agreed to accept $30,000 and to release the Company from the pledge against $312,000 of the Treasury Bills.

            Long-term debt as of November 30, 1997, consisted of three term loans, one with a bank group, and the others with financial institutions. The loan agreement with the bank group was amended on June 25, 1997 to consolidate the note with the outstanding balance on the then existing line of credit, extend the term of the note to 36 months, and change the interest rate to 9%. Interest only payments are due quarterly for the first year, with nine fixed quarterly principal payments of $223,000 plus accrued interest to begin after one year. A balloon payment is due on the remaining balance of the note at June 27, 2000. Outstanding amounts pursuant to this agreement are collateralized by the Company's real estate. The outstanding principal balance and applicable interest rate on this loan as of November 30, 1997 were $18.4 million and 9%, respectively.

            The term loan with the banks contains certain reporting requirements and restrictive covenants which require the Company to maintain certain minimum annual earnings levels and working capital levels. This term loan also contains a cross default provision with all other debt instruments of the Company and a provision which prohibits the Company from paying dividends on its common stock. As of November 30, 1997, the Company was not in compliance with certain of the covenants contained in the bank term loan, and was in default of this agreement due to these violations as well as certain cross default provisions. However, on December 12, 1997 the Company obtained the agreement of the lenders to forebear through September 1, 1998 the enforcement of their rights and remedies under the term loan agreement contingent upon the approval of this forbearance agreement and an agreement requiring the payment of certain professional fees to the banks by the Bankruptcy Court. The Company believes it is probable that the Bankruptcy Court will approve these agreements. The forbearance agreement also provides that the lenders will forebear the enforcement of their rights and remedies through September 1, 1998 if the Company were to violate certain financial covenants relating to minimum annual earnings and working capital levels during that period, which the Company does not expect to comply with in the upcoming fiscal year. On January 12, 1998, the Company obtained the agreement of the lenders to extend the forbearance of their rights and remedies related to the prior defaults discussed above and the potential future defaults of certain financial covenants through December 1, 1998.

            The principal balance of the first of the other term loans was $3.7 million as of November 30, 1997 and accrues interest at 7.19% (the average weekly yield of 30 Day Commercial paper plus 1.8%), with the balance of all outstanding principal due and payable at maturity on August 30, 2002. The furniture, fixtures and equipment at various locations leased by the Company collateralize outstanding amounts pursuant to this agreement. The balance on this note is carried as a liability subject to compromise. The second of the other term loans was $276,000 as of November 30, 1997, and accrues interest payable monthly at an annual rate of 9%. The note is divided equally between two instruments, one with a maturity date of September 1, 1999, and the second with a maturity date of December 1, 1999. The note is secured by certain computer software.

            As of November 30, 1997, the Company also uses several "floor plan" finance companies to finance the majority of its inventory purchases. In addition, the Company finances some of its inventory purchases through open-account arrangements with various vendors. The Company has an aggregate borrowing limit with the floor plan finance companies of approximately $43.5 million with outstanding borrowings being collateralized with merchandise inventory and vendor receivables. Payment terms under these agreements are on a "pay as sold" basis, with the Company being required to pay down indebtedness on a daily basis as the financed goods are sold. Each of the floor plan financing agreements contains cross default clauses with all other debt instruments of the Company. As of August 31, 1997 the Company was not in compliance with several covenants contained in the floor plan agreements and was also in default of those floor plan agreements due to its failure to make certain payments required by the agreements relating to inventory shortages and obsolescence identified by the Company. The Company obtained waivers for some of these violations and as of December 11, 1997 had obtained the agreement of each of the floor plan lenders to forebear their rights and remedies pursuant to the floor plan agreements subject to: (i) the Company's payment of approximately $1,654,000 in principal, plus interest at the prime rate plus 3%, to the floor plan lenders at various dates through December 15, 1998, and (ii) the approval of these forbearance agreements by the Bankruptcy Court. Management believes that sufficient liquidity will exist during the upcoming year to fund these required payments and that it is probable that the Bankruptcy Court will approve these forbearance agreements.

            The Company has also obtained debtor in possession ("DIP") financing from two of its floor plan lenders in the form of a $3 million line of credit which had an outstanding balance of $1,778,630 at November 30, 1997. The line of credit matures at December 31, 1998 and bears interest at prime plus 3%, payable monthly, with two principal payments of $1.5 million each due
   December  31,  1997  and December 31, 1998.  The Company  paid  the required $1.5 million payment in December, 1997, which was partially funded by receipt of a $1.1 million federal income tax refund that had been previously assigned to these lenders. The primary use of the line of credit is to finance inventory purchases during peak periods. This line of credit, together with amounts owed under such lenders' floor plan financing arrangements, is collateralized by merchandise inventory, as well as by a broad lien on all of the Company's other assets. The line of credit financing agreement contains certain covenants, a cross default clause with all other debt instruments of the Company, and it prohibits the Company from spending more than $50,000 per year on capital expenditures without approval. As of August 31, 1997, the Company was not in compliance with certain covenants contained in this agreement, but the Company has obtained the forebearance agreements discussed above.

            Net cash used in financing activities was $(1.4) million in the three months ended November 30, 1997, compared to $9.1 million provided by financing activities in the three months ended November 30, 1996. The primary use of cash in the 1997 period consisted of principal payments on the DIP line of credit. The source of cash in the 1996 period resulted from borrowings under short-term borrowing arrangement.

            Since the  Company filed for Chapter 11 reorganization, it has closed nine stores and two warehouses, has cut corporate overhead expenses and store operating expenses, and has initiated several strategies designed to improve operating performance (as more fully explained in Item 1 of its Annual Report on Form 10-K for fiscal 1997). Based upon projections of its operating results, the Company believes that its existing funds, its operating cash flows, the available DIP line of credit discussed above, receipt of state income tax refunds which are due the Company, and the vendor and inventory financing arrangements discussed above are sufficient to satisfy expected cash requirements in fiscal 1998. However, there is no assurance that the Company's projected operating results will be achieved during fiscal 1998. The Company may require additional working capital financing in fiscal 1999 when the balance of the line of credit becomes due on December 31, 1998.

            On December 16, 1997 the Company was notified by the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company does not meet all of the listing requirements for continued listing on the Nasdaq National Market based upon its financial statements at August 31, 1997, and that Nasdaq was commencing a review of the Company's eligibility for continued listing. On January 12, 1998, the Company was notified by Nasdaq that its Common Stock would be delisted on January 19, 1998 unless the Company pursues Nasdaq's procedural remedies, which the Company is currently considering. If the Company's Common Stock is delisted, the Company's common shareholders will likely experience a reduction in the liquidity of their shares.

   Impact of Inflation

            In management's opinion, inflation has not had a material impact on the Company's financial results for the three months ended November 30, 1997 and 1996. Technological advances coupled with increased competition have caused prices on many of the Company's products to decline. Those products that have increased in price have in most cases done so in proportion to current inflation rates. Management does not anticipate that inflation will have a material impact on the Company's financial results in the future.

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





                       PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings

            There have been no material developments during the three months ended November 30, 1997.

   Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits
            3.1      Amended and Restated Articles of Incorporation of
                     the   Company,(1)   as  amended  by  Articles  of
                     Amendment dated January 3, 1995.(2)

            3.2      Composite By-laws of  the  Company, as of October
                     4, 1996.(3)

            10.1 Deferred Compensation Plan for Outside Directors adopted November 19, 1997.

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

            (3)      Incorporated  by  reference  from  the  Company's
                     Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1996.
                  __________

            (b)  Reports on Form 8-K.
            No reports on Form 8-K have been filed during the three months ended November 30, 1997.



            CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.


                               SIGNATURES









   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   CAMPO  ELECTRONICS,  APPLIANCES AND COMPUTERS, INC.



   January 14, 1997   /s/  WILLIAM E. WULFERS
                        William F. Wulfers
                        President and Chief Executive Officer



                        /s/  MICHAEL G. WARE
                        Michael G. Ware
                        Senior  Vice  President  and  Chief  Financial
                        Officer








                            INDEX TO EXHIBITS



                                                                  Sequentially
                                                                  Numbered
Exhibit                  Description of Exhibits                  Pages
No.

3.1        Amended and Restated Articles of Incorporation of the
           Company,(1) as amended by Articles of Amendment dated
           January 3, 1995.(2)

3.2        Composite  By-laws  of  the Company, as of October 4,
           1996.(3)

10.1 Deferred Compensation Plan for Outside Directors adopted November 19, 1997.

27.1       Financial Data Schedule.

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