Form 10-Q
period 1998-02-28
CAMPO ELECTRONICS APPLIANCES & COMPUTERS INC
filed 1998-04-14
CIK 895693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 28, 1998


                                      OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-21192


               CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


      LOUISIANA                                       72-0721367
--------------------------------          ------------------------------------
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

109 NORTH PARK BLVD., COVINGTON, LOUISIANA                         70433
------------------------------------------                       ----------
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

                            YES   X    No
                                -----      -----


At April 9, 1998, there were 5,604,406 shares of common stock, $.10 par value, outstanding.

               CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.

                                     INDEX


Part I.      Financial Information                                       Page

             Item 1.  Financial Statements

             Statements of Operations -
               Three and Six Months Ended February 28, 1998 and 1997      3

             Balance Sheets -
               February 28, 1998 and August 31, 1997                      4

             Statements of Cash Flows -
               Six Months Ended February 28, 1998 and 1997                5

             Notes to Financial Statements                                6

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations      10


PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings                                  17

             Item 6.  Exhibits and Reports on Form 8-K                   17

             Signatures                                                  18

               CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                            (DEBTOR-IN-POSSESSION)

                     STATEMENTS OF OPERATIONS (UNAUDITED)

         FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997

                                        THREE MONTHS ENDED                           SIX MONTHS ENDED
                                 FEBRUARY 28,         FEBRUARY 28,          February 28,           February 28,
                                    1998                  1997                  1998                   1997
                                -------------         ------------          ------------          --------------
Net Sales                       $ 44,020,174          $ 78,294,573          $ 81,929,457          $ 144,057,316
Cost of Sales                     34,082,521            66,611,690            62,982,095            119,504,605
     Gross profit                  9,937,653            11,682,883            18,947,362             24,552,711
Selling general and                9,986,679            22,316,073            19,427,733             36,114,926
  administrative expenses
     Operating loss                  (49,026)          (10,633,190)             (480,371)           (11,562,215)
Other income (expense):
     Interest expense               (348,059)             (511,291)             (916,493)              (960,807)
     Interest income                   7,522                45,080                17,849                 64,782
     Other income, net               255,659              (107,511)              434,781                (48,771)
                                     (84,878)             (573,722)             (463,863)              (944,796)
Loss before income taxes            (133,904)          (11,206,912)             (944,234)           (12,507,011)
  and reorganization items
Expense from reorganization         (371,038)                 ----              (525,572)
  items
Income tax expense                       ---             3,184,000                   ---              2,690,000
Net loss                        $   (504,942)         $(14,390,912)         $ (1,469,806)         $ (15,197,011)
Per share data:
Basic and diluted  loss         $      (0.09)          $     (2.59)         $      (0.26)         $       (2.73)
  per common share
Weighted averge number             5,664,823             5,566,906             5,728,715              5,566,906
  of common shares
  outstanding


  The accompanying notes are an integral part of these financial statements.

               CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                            (DEBTOR-IN-POSSESSION)
                          BALANCE SHEETS (UNAUDITED)

                                                         February 28,            August 31,
                                                             1998                   1997
                                                       ----------------       ---------------
                       ASSETS
Current assets:
    Cash and cash equivalents                          $      635,295         $    1,640,849
    Investments in marketable securities                      115,690                421,431
 Receivables (net of an allowance of $1.9 million at
    February 28, 1998 and $1.6 million at August 31,        5,595,210              8,603,894
    1997)
    Merchandise inventory                                  32,818,073             31,951,502
    Other                                                   1,038,998                873,200
                                                       ----------------       ---------------
 Total current assets                                      40,203,266             43,490,876
Property and equipment, net                                25,638,378             27,741,034
Intangibles and other                                       2,779,072              2,899,774
                                                       ----------------       ---------------
                                                       $   68,620,716         $   74,131,684
                                                       ================       ===============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
    Current liabilities:
       Current portion of long-term debt               $   18,734,345         $      350,438
       Short-term borrowings                                1,500,000              3,000,000
       Accounts payable                                       321,947              1,276,895
       Accounts payable-floor plan                         26,963,318             25,201,687
       Accrued expenses                                     5,003,722              6,246,917
       Deferred revenue                                     1,971,438              2,713,040
                                                       ----------------       ---------------
   Total current liabilities not subject
     to compromise                                         54,494,770             38,788,977
                                                       ----------------       ---------------
    Long-term debt, less current portion                      101,634             18,368,005
    Deferred revenue                                        1,094,663              1,937,256
                                                       ----------------       ---------------
    Total long-term liabilities not subject
      to compromise                                         1,196,297             20,305,261
                                                       ----------------       ---------------
Liabilities subject to compromise                          14,261,605             14,662,108
                                                       ----------------       ---------------
    Total liabilities                                      69,952,672             73,756,346
                                                       ----------------       ---------------
Commitments and contingencies
Shareholders' equity (deficit):
Common stock, $.10 par value; 20,000,000 shares
    authorized, 5,604,406 and 5,791,906 issued and
    outstanding at February 28, 1998 and August 31,
    1997, respectively                                        560,441                579,191
Paid-in capital                                            32,421,119             32,639,856
Retained earnings (deficit)                               (34,313,516)           (32,843,709)
                                                       ----------------       ---------------
    Total shareholders' equity (deficit)                   (1,331,956)               375,338
                                                       ----------------       ---------------
                                                       $   68,620,716         $   74,131,684
                                                       ================       ===============


  The accompanying  notes are an integral part of these financial statements.

               CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                            (DEBTOR-IN-POSSESSION)
                     STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED FEBRUARY 28

                                                                    1998                      1997
                                                               --------------            --------------
Cash flow from operating activities:
     Net loss                                                  $  (1,469,806)            $ (15,197,011)
Adjustments to reconcile net loss to net cash
 provided by (used in)
  operating activities:
     Depreciation and amortization                                 1,630,438                 2,438,568
     Deferred income taxes                                              ----                 4,267,000
     Store closure reserve                                              ----                 5,476,247
     Write down of assets held for sale                                 ----                   737,605
     Provision for uncollectible receivables                         595,770                 2,324,243
     (Gain) loss on disposal of assets                               (19,770)                  181,850
     Cancellation of stock awards                                    (17,187)                     ----
     (Increase) decrease in assets:
          Receivables                                              2,412,914                   942,356
          Merchandise inventory                                     (866,571)                4,627,979
          Other assets                                              (111,109)                 (560,358)
     Increase (decrease) in liabilities:
          Accounts payable                                          (954,948)                  (69,800)
          Accounts payable - floor plan                            1,761,631                (4,861,666)
          Accrued expenses                                        (1,636,394)                 (515,318)
          Deferred revenue                                        (1,584,195)               (2,548,632)
          Liabilities subject to compromise                           83,956                      ----
Adjustments due to reorganization items:
     Loss on disposal of assets                                       46,391                      ----
     Increase in accrued expenses for restructuring items            325,571                      ----
     Payment of restructuring charges                               (152,672)                     ----
                                                               --------------            --------------
     Net cash provided by (used in) operating activities              44,019                (2,756,937)
                                                               --------------            --------------
Cash flow from investing activities:
     Purchase of property and equipment                               (1,392)               (1,484,736)
     Proceeds from sale of assets                                     83,697                      ----
     Proceeds from sale of assets due to reorganization               73,117                      ----
     Redemption of Treasury Bills                                    310,892                      ----
                                                               --------------            --------------
     Net cash provided by (used in) investing activities             466,314                (1,484,736)
                                                               --------------            --------------
Cash flow from financing activities:
     Borrowings under long-term debt                                 191,210                      ----
     Repayment of long-term debt                                    (207,097)               (1,584,502)
     Borrowings under line of credit                                    ----                22,750,000
     Repayments under line of credit                                    ----               (20,150,000)
     Borrowings under DIP line of credit                           2,700,000                      ----
     Repayments under DIP line of credit                          (4,200,000)                     ----
                                                               --------------            --------------
          Net cash provided by (used in) financing activities     (1,515,887)                1,015,498
                                                               --------------            --------------
Net decrease in cash and cash equivalents                         (1,005,554)               (3,226,175)
Cash and cash equivalents at beginning of period                   1,640,849                 3,303,822
                                                               --------------            --------------
Cash and cash equivalents at end of  period                      $   635,295               $    77,647
                                                               ==============            ==============
Cash paid during the period for:
     Interest expense                                            $   925,960               $ 1,166,759
                                                               ==============            ==============
     Income taxes                                                       ----               $    26,000
                                                               ==============            ==============
Supplemental schedule of non-cash investing and financial
activities:
     Assets acquired under capital lease                                ----               $   285,701
                                                               ==============            ==============

  The accompanying notes are an integral part of these financial statements.

               CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                            (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


(1)  BASIS OF PRESENTATION

      The information for the three and six months ended February 28, 1998 and 1997 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended August 31, 1997.

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

      The results of operations for the three and six months ended February 28, 1998 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 1998.

      Certain prior period amounts have been reclassified to conform with the presentation shown in the financial statements as of February 28, 1998 and for the three month and six month periods then ended.

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

      As of the petition date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, under the Bankruptcy Code, the Company may reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the petition date are subject to settlement under a plan of reorganization to be voted upon by creditors and equity security holders and approved by the Bankruptcy Court. The Company has not yet prepared or submitted a plan of reorganization. As provided by the Bankruptcy Code, the Company has the exclusive right for a period of time to submit a plan of reorganization. This period has been extended by the Bankruptcy Court to April 20, 1998, and the Company plans to file a motion with the Bankruptcy Court seeking approval of a further extension to June 20, 1998.

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

      As part of the reorganization process, the Company closed eleven stores and one distribution center in fiscal 1997. It also closed an additional distribution center in October, 1997, after its fiscal year-end. It has cut corporate overhead expenses and store operating expenses, and has initiated several strategies designed to improve operating performance (as more fully explained in Item 1 of its Annual Report on Form 10-K for fiscal 1997). Based upon projections of its operating results, the Company believes that its existing funds, its operating cash flows, the available DIP line of credit discussed in Note 3 to the financial statements, and the vendor and inventory financing arrangements discussed in Note 3 are sufficient on an overall basis to satisfy expected cash requirements in fiscal 1998. However, there may be short periods of time (one or two business day time periods) where cash needs temporarily exceed availability, and this may result in a few late required payments to floor plan and other vendors. This would result in an additional default which would not be covered by the existing forbearance agreements. Subsequent to February 28, 1998, a default of this nature did occur as described in Note 3 to the financial statements. Also, there is no assurance that the Company's projected operating results will be achieved during fiscal 1998. The Company will likely require additional working capital financing in fiscal 1999, and these needs are currently being discussed with the debtor in possession ("DIP") lenders.

      On December 16, 1997, the Company was notified by the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company does not meet all of the listing requirements for continued listing on the Nasdaq National Market based upon its financial statements of August 31, 1997, and that Nasdaq was commencing a review of the Company's eligibility for continued listing. On January 12, 1998, the Company was notified by Nasdaq that its Common Stock would be delisted effective January 19, 1998 unless the Company pursued Nasdaq's procedural remedies. The Company requested a written submission hearing before the Nasdaq Listing Qualifications Panel, and this hearing took place on February 19, 1998. On March 9, 1998, the Company was notified of the results of that hearing and that the Company's Common Stock would be delisted from Nasdaq effective immediately with the close of business on March 9, 1998. The Company's Common Stock is now traded on the Over the Counter Bulletin Board.

(3)   DEBT

      See Notes 6 and 7 of the Company's financial statements included in its Annual Report on Form 10-K/A for the fiscal year ended August 31, 1997 for a detailed description of the Company's debt arrangements. Long-term debt as of February 28, 1998 consisted of three term loans, one with a bank group, and the others with financial institutions. The outstanding principal balance and applicable interest rate on the term loan with the banks as of February 28, 1998 were $18.4 million and 9%, respectively. On January 1, 1998, additional notes were issued to the bank group covering legal fees in the total amount of $191,000. These notes call for monthly payments of principal and interest of $2,500 per month from January 1, 1998 through June 1, 1998, $5,000 per month from July 1, 1998 through June 1, 2000, and a balloon payment on June 27, 2000. The outstanding principal balance and applicable interest rate on these additional notes as of February 28, 1998 were $189,000 and 9.5%, respectively.

      The term loan with the banks contains certain reporting requirements and restrictive covenants which require the Company to maintain certain minimum annual earnings levels and working capital levels. This term loan also contains a cross default provision with all other debt instruments of the Company and a provision which prohibits the Company from paying dividends on its common stock. As of August 31, 1997, the Company was not in compliance with certain of the covenants contained in the bank term loan, and was in default of this agreement due to these violations as well as certain cross default provisions. However, on December 12, 1997 the Company obtained the agreement of the lenders to forebear through September 1, 1998 the enforcement of their rights and remedies under the term loan agreement contingent upon the approval by the Bankruptcy Court of this forbearance agreement and an agreement requiring the payment by the Company of certain professional fees to the banks. The Bankruptcy Court has approved these agreements. The forbearance agreement also provides that the lenders will forebear the enforcement of their rights and remedies through September 1, 1998 if the Company were to violate certain financial covenants relating to minimum annual earnings and working capital levels during that period, which the Company does not expect to comply with in the upcoming fiscal year. On January 12, 1998, the Company obtained the agreement of the lenders to extend the forbearance of their rights and remedies related to the prior defaults discussed above and the potential future defaults of certain financial covenants through December 1, 1998.

      Subsequent to February 28, 1998, due to a temporary cash shortfall, the Company defaulted on certain of its normal daily payments to the four floor plan lenders. These required payments were caught up and paid within one to two business days of the original due date. Because of cross default provisions in the term loan with the banks, these late payments to floor plan lenders have created a default under the term loan. Because of the legal and other costs associated with obtaining further forbearance agreements or waivers from either the banks or the floor plan lenders, the Board of Directors of the Company and Management made a decision not to pursue further forbearance agreements, amendments or waivers. This has resulted in the Company being required by generally accepted accounting principles to reclassify the entire principal balance of the bank term loan as a current liability on the February 28, 1998 balance sheet. It should be noted that the banks and the floor plan lenders have taken no actions against the Company to exercise their rights under the default provisions of the agreements or to accelerate any of the required payments.

      The principal balance of the first of the other term loans was $3.7 million as of February 28, 1998 and this note is carried as a liability subject to compromise. The secured and unsecured portions of this debt are yet to be determined, and this debt does not accrue interest while the Company is in Chapter 11. On March 5, 1998, the Company agreed to pay the lender $5,000 per month effective February 1, 1998 to compensate the lender for the estimated depreciation in the value of the equipment and fixtures which secure this loan, and this agreement was approved by the Bankruptcy Court. This agreement is subject to change in a future Bankruptcy Court hearing to determine the secured and unsecured portions of this debt. The second of the other term loans was $245,000 as of February 28, 1998, and accrues interest payable monthly at an annual rate of 9%.

      As of February 28, 1998, the Company also uses several "floor plan" finance companies to finance the majority of its inventory purchases. In addition, the Company finances some of its inventory purchases through open-account arrangements with various vendors. The Company has an aggregate borrowing limit with the floor plan finance companies of approximately $43.5 million. Each of the floor plan financing agreements contains cross default clauses with all other debt instruments of the Company. As of August 31, 1997 the Company was not in compliance with several covenants contained in the floor plan agreements and was also in default of those floor plan agreements due to its failure to make certain payments required by the agreements relating to inventory shortages and obsolescence identified by the Company. The Company obtained waivers for some of these violations and as of December 11, 1997 had obtained the agreement of each of the floor plan lenders to forebear their rights and remedies pursuant to the floor plan agreements subject to: (i) the Company's payment of approximately $1,654,000 in principal, plus interest at the prime rate plus 3%, to the floor plan lenders at various dates through December 15, 1998, and (ii) the approval of these forbearance agreements by the Bankruptcy Court. The Bankruptcy Court subsequently approved these forbearance agreements. As previously discussed, subsequent to February 28, 1998, the Company failed to make certain required payments to its floor plan lenders thereby resulting in a default under the floor plan agreements. Because of the legal and other costs associated with obtaining further forebearance agreements or waivers, the Board of Directors and Management of the Company made a decision not to pursue such forbearance agreements or waivers. This had no effect upon the classification of the Accounts payable - floor plan, as it is ordinarily classified as a current liability.

      The Company has also obtained debtor in possession ("DIP") financing from two of its floor plan lenders in the form of a $1.5 million line of credit which had an outstanding balance of $1.5 million at February 28, 1998. The line of credit financing agreement contains certain covenants, a cross default clause with all other debt instruments of the Company, and it prohibits the Company from spending more than $50,000 per year on capital expenditures without approval. As of August 31, 1997, the Company was not in compliance with certain covenants contained in this agreement, but the Company has obtained the forbearance agreements discussed above. However, as previously discussed, the default under the floor plan agreements and the existence of a cross default provision in the line of credit has created a default under the line of credit. The Board of Directors and Management of the Company have made a decision not to pursue further forbearance agreements or waivers. This has had no effect upon the classificiation of the outstanding balance on the line of credit, as it is ordinarily classified as a current liability.

(4)   INCOME TAXES

      The Company's effective income tax rate was 0% and 38% for the three months ended February 28, 1998 and 1997, respectively. These effective tax rates are due to a valuation allowance recorded by the Company for that portion of the net deferred tax asset that cannot be realized by carrybacks or offsetting deferred tax liabilities. The valuation allowance is based upon the fact that sufficient positive evidence does not exist, as defined in Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, regarding the Company's ability to realize certain deferred tax assets and carryforward items.

(5)   EARNINGS PER SHARE

      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") and accordingly has included a dual presentation of basic and diluted earnings per share on its statement of operations. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, assuming no antidilution. Stock options issued under the Company's Stock Incentive Plan as of February 28, 1998 and 1997, were not included in the computation of diluted earnings per share as the effect would have been antidilutive. All prior periods have been restated in accordance with SFAS No. 128.

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

      At February 28, 1998, there was a balance of $116,000 in U.S. Treasury Bills which were pledged to support certain executive employment and severance agreements.

(7)   NEW ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," is required to be implemented during the first quarter of the Company's fiscal year ending August 31, 1999 and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," and Statement of Financial Accounting Standards No. 132 "Employer's Disclosures about Pension and Other Postretirement Benefits" are required to be implemented during the Company's fiscal year ending August 31, 1999. Management believes adoption of these statements will have a financial statement disclosure impact only and will not have a material effect on the Company's financial position, operations or cash flows.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

      The Company experienced comparable store sales declines of 23.1% during the quarter ended February 28, 1998 as compared to the same period last year, continuing a trend that began in the third quarter of fiscal 1995. Comparable store sales declined by 23.0% during the six months ended February 28, 1998 as compared to the same period last year. The decline in comparable store sales reflects the combined impact of a general weakness in the retail consumer electronics industry, increased competition in many of the Company's principal markets, a slowdown in the development of new products in consumer electronic categories and reduced spending levels of consumers for non-essential goods. The decrease in net sales for three and six months ended February 28, 1998 is attributable to the comparable store sales decline together with the closure of 11 stores during fiscal 1997.

      Net loss before income taxes and reorganization items for the three months ended February 28, 1998 and 1997 were $(134,000) and $(11.2 million) respectively. During the second quarter of 1997, the Company recorded certain non-recurring charges affecting net loss before income taxes and reorganization items totaling approximately $9.3 million. Without the effect of these charges, net loss before income taxes and reorganization items would have been ($1.9 million) in the second quarter of the prior year. The remaining $1.8 million income improvement in the second quarter of 1998 compared to the same period of the prior year was due primarily to a significant increase in the gross margin percent, which was partially offset by an increase in selling, general and administrative expenses as a percentage of net sales. See "Results of Operations" for a further discussion of the increases in these percentages. Net loss (after income taxes and reorganization items) for the three months ended February 28, 1998 and February 28, 1997 were ($505,000) and ($14,391,000), respectively. The Company incurred $371,000 in the second quarter of fiscal 1998 for reorganization expenses related to the Chapter 11 Bankruptcy proceedings, and this amount included a $200,000 write down in the book value of a closed store in the process of being sold. Net loss for the three months ended February 28, 1997 included a charge for the establishment of a deferred tax valuation allowance that resulted in an income tax expense of approximately $3.2 million.

      Net loss before income taxes and reorganization items for the six months ended February 28, 1998 and February 28, 1997 were ($944,000) and ($12.5 million), respectively. Without the effect of the non-recurring charges discussed above, net loss before income taxes and reorganization items would have been ($3.2 million) for the six months ended February 28, 1997. The $2.3 million reduction in this loss in the first six months of fiscal 1998 compared to the same period of the prior year was due primarily to a significant increase in the gross margin percentage, which was partially offset by an increase in selling, general and administrative expenses and interest expense as a percentage of net sales. See "Results of Operations" for a further discussion of the increases in these percentages. Net loss (after income taxes and reorganization items) for the six months ended February 28, 1998 and February 28, 1997 were ($1.5 million) and ($15.2 million), respectively. The Company incurred $526,000 in the first half of fiscal 1998 for reorganization expenses related to the Chapter 11 Bankruptcy proceedings, and this amount included the $200,000 write down in the book value of a closed store discussed above. Net loss for the six months ended February 28, 1997 included a charge for the establishment of a deferred tax valuation allowance that resulted in an income tax expense of approximately $2.7 million.

      Following the filing of its Chapter 11 petition on June 4, 1997, the Company closed nine stores and one distribution center in July 1997. It also had previously closed two stores in January 1997. The Shreveport, Louisiana warehouse was closed in October 1997, and the inventory was moved to a smaller leased warehouse that is adjacent to the Company's remaining warehouse located in Harahan (greater New Orleans), Louisiana.

      Campo has implemented a number of changes to reduce its variable expense structure in line with declining sales revenues. The Company has examined closely its operations at all levels to identify opportunities for expense reduction and has streamlined its corporate structure through significant staff reductions in administrative positions. In order to reduce advertising expenditures, the Company has reduced the number of pages and frequency of its advertising tabloids. Campo has outsourced functions that can be handled by a third party more efficiently, such as facilities management and extended warranty claims administration.

      During the first six months of fiscal 1998, the Company's new management team implemented a number of cost reduction measures and changes that should result in significant savings for the Company in the future. The sales associate commission program and the extended warranty commission program were changed and reduced to be consistent with the commission plans offered by the Company's competitors. The Shreveport distribution center was closed, store payrolls were put under tighter control and corporate office payroll was reduced further through additional position eliminations. Beginning in the third quarter of fiscal 1998, the Company initiated a total customer satisfaction guarantee strategy that includes a number of programs designed to improve the Company's image with its customers and increase sales.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                      Three Months ended February 28,        Six Months ended February 28,

                                        1998                  1997               1998                1997
                                      ----------           ----------         ---------           ---------
Net sales..........................     100.0%               100.0%              100.0%              100.0%
Cost of sales......................      77.4                 85.1                76.9                83.0
                                      ----------           ----------         ---------           ---------
Gross profit.......................      22.6                 14.9                23.1                17.0
Selling, general and administrative
  expense..........................      22.7                 28.5                23.7                25.0
                                      ----------           ----------         ---------           ---------
Operating loss.....................      (0.1)               (13.6)               (0.6)               (8.0)
Interest expense...................      (0.8)                (0.7)               (1.1)               (0.7)
Interest income....................       0.0                  0.1                (0.0)                0.0
Other income (expense).............       0.6                 (0.1)                0.5                (0.0)
                                      ----------           ----------         ---------           ---------
                                         (0.2)                (0.7)               (0.6)               (0.7)
                                      ----------           ----------         ---------           ---------
Loss before income taxes and
     reorganization items..........      (0.3)               (14.3)               (1.2)               (8.7)
Expense from reorganization items..      (0.8)                ----                (0.6)
Income tax expense.................       ----                 4.1                ----                 1.9
                                      ----------           ----------         ---------           ---------
Net loss...........................      (1.1)%              (18.4)%              (1.8)%             (10.6)%
                                      ==========           ==========         =========           =========



THREE MONTHS ENDED FEBRUARY 28, 1998 AS COMPARED TO
THREE MONTHS ENDED FEBRUARY 28, 1997

      Net sales for the three months ended February 28, 1998 decreased 43.8% to $44.0 million compared to $78.3 million for the same period in 1997. Comparable retail store sales for the three months ended February 28, 1998 decreased by 23.1%. The decline in sales reflects the combined impact of a general weakness in the retail consumer electronics industry, increased competition in many of the Company's principal markets, a slowdown in the development of new products in consumer electronic categories and reduced spending levels by consumers for non-essential goods.

      Extended warranty revenue recognized under the straight-line method (applicable to those extended warranty contracts sold prior to August 1, 1995) was $904,000 and $1.5 million for the quarters ended February 28, 1998 and 1997, respectively. Extended warranty expenses for these same periods were $417,000 and $886,000, respectively, before any allocation of other selling, general and administrative expenses. Since August 1, 1995, the Company has sold to an unaffiliated third party all extended warranty service contracts sold by the Company to customers on or after such date. The Company records the sale of these contracts, net of any related sales commissions and the fees paid to the third party, as a component of net sales and immediately recognizes revenue upon the sale of such contracts. Although the Company sells these contracts at a discount, the amount of the discount approximates the cost the Company would incur to service these contracts, while transferring the full obligation for future services to a third party. Net revenue from extended warranty contracts sold to the third party for the quarters ended February 28, 1998 and 1997 was $1.9 million and $2.3 million, respectively. The decline in net revenue from the sale of extended warranties is a direct result of the reduced level of retail store sales.

      Gross profit for the three months ended February 28, 1998 was $9.9 million or 22.6% of net sales as compared to $11.7 million, or 14.9% of net sales for the comparable period in the prior year. During the second quarter of 1997, the Company recorded certain non-recurring charges that resulted in a reduction in gross margin of approximately $2.1 million. Without the effect of these charges, the gross margin percentage would have been 17.6% of net sales. The remaining increase in the gross profit percentage of 5.0% was caused by several factors. The raw gross margin percentage (before rebates, discounts and inventory shrinkage) increased by 1.3% due primarily to the net effect of several factors. There was a shift in product mix sold from lower margin computers to higher margin major appliances, the Company added lounge chairs, a new high margin category added to the stores' home theater presentations, and a negative inventory account adjustment was recorded in the prior year. These positive margin effects were partially offset by a decline in the gross margin percentage earned on the TV/Video product category caused by competitive retail pricing. Vendor rebates and co-operative funds increased by 1.4% as a percentage of net sales due to extensive efforts by the Company to pursue and collect these funds. The gross margin dollars earned as a result of warranty sales and deferred warranty income discussed above resulted in a 1.7% increase in the overall gross margin percentage. Reduced credit card promotions and expense resulted in a .4% increase in the overall gross margin percentage. The remaining .2% net increase in the gross margin percentage was due primarily to improved margin on car stereo installations and a reduction in inventory write-offs of returned and damaged goods.

      Selling, general and administrative expenses were $10.0 million or 22.7% of net sales for the three months ended February 28, 1998 as compared to $22.3 million, or 28.5% of net sales for the comparable period in the prior year. During the second quarter of 1997, the Company recorded certain non-recurring charges in selling, general and administrative expenses totaling approximately $6.9 million. Without the effect of these charges, these expenses would have been approximately $15.4 million or 19.7% of net sales. The 3.0% increase in selling, general and administrative expenses as a percentage of net sales was caused by the net effect of several items. As a percentage of net sales, advertising costs net of advertising rebates increased by 1.7%, depreciation expense increased by .4%, credit card income declined by .6%, and all other selling, general and administrative expenses increased by .3%.

      Interest expense decreased by approximately $163,000 in the three months ended February 28, 1998 compared to the same period of the prior year. Interest expense is net of discount income received from floor plan lenders, who pass along certain of the vendor discounts on floor plan purchases to the Company. Interest expense decreased in the second quarter of fiscal 1998 due to the net effect of a $524,000 decrease in gross interest expense, which was partially offset by a $361,000 decrease in discount income received from floor plan lenders. The decrease in gross interest expense was due to the effect of principal payments made on long term debt prior to the Bankruptcy filing, and the decrease in discount income was due to the reduced number of stores and related volume of financed inventory purchases. Other income, net increased by approximately $363,000 due primarily to a gain on sale of fixed assets of $35,000 realized in the second quarter of fiscal 1998 compared to a loss on sale of an investment in marketable securities of $306,000 in the same period of fiscal 1997. The gain resulted from sales of miscellaneous equipment and fixtures.

      Reorganization expenses totaled approximately $371,000 for the second quarter of fiscal 1998 and included a $200,000 write down in the book value of a closed store being sold and $171,000 in legal and other fees and expenses directly related to the Chapter 11 proceedings. The Company currently has a signed agreement to sell a closed store at a price which is $200,000 less than book value, and the sale is expected to close in April 1998.

      The Company's effective income tax rate was 0% and (28.4)% for the three months ended February 28, 1998 and 1997, respectively. These effective tax rates are due to a valuation allowance recorded by the Company for that portion of the net deferred tax asset that cannot be realized by carrybacks or offsetting deferred tax liabilities. The valuation allowance is based upon the fact that sufficient positive evidence does not exist, as defined in Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, regarding the Company's ability to realize certain deferred tax assets and carryforward items.

SIX MONTHS ENDED FEBRUARY 28, 1998 AS COMPARED TO
SIX MONTHS ENDED FEBRUARY 28, 1997

      Net sales for the six months ended February 28, 1998 decreased 43.1% to $81.9 million compared to $144.1 million for the same period in 1997. Comparable retail store sales for the six months ended February 28, 1998 decreased by 23.0%. The decline in sales reflects the combined impact of a general weakness in the retail consumer electronics industry, increased competition in many of the Company's principal markets, a slowdown in the development of new products in consumer electronic categories and reduced spending levels by consumers for non-essential goods.

      Extended warranty revenue recognized under the straight-line method (applicable to those extended warranty contracts sold prior to August 1, 1995) was $1.9 million and $3.2 million for the six months ended February 28, 1998 and 1997, respectively. Extended warranty expenses for these same periods were $1.0 million and $2.0 million, respectively, before any allocation of other selling, general and administrative expenses. Net revenue from extended warranty contracts sold to the third party for the six months ended February 28, 1998 and 1997 was $3.5 million and $4.2 million, respectively. As a percentage of total net sales, net revenue from extended warranty contracts sold to the third party for the six months ended February 28, 1998 and 1997 was 4.3% and 2.9%, respectively. The increase in this percentage was due to higher sales volumes, an increase in retail pricing and extended warranty products offered and a change in the warranty sales commission structure and amounts.

      Gross profit for the six months ended February 28, 1998 was $18.9 million or 23.1% of net sales as compared to $24.6 million, or 17.0% of net sales for the comparable period in the prior year. During the second quarter of 1997, the Company recorded certain non-recurring charges that resulted in a reduction in gross margin of approximately $2.1 million. Without the effect of these charges, the overall gross margin percentage would have been 18.5% of net sales in the prior year, and the increase in the overall gross margin percentage would be 4.6% of net sales. The raw gross margin percentage (before rebates, discounts and inventory shrinkage) increased by 1.1% due primarily to the net effect of several factors. There was a shift in product mix sold from lower margin computers to higher margin major appliances, the Company added lounge chairs, a new high margin category added to the stores' home theater presentations, and a negative inventory account adjustment was recorded in the prior year. These positive margin effects were partially offset by a decline in the gross margin percentage earned on the TV/Video product category caused by competitive retail pricing. Vendor rebates and co-operative funds increased by 1.2% as a percentage of net sales due to extensive efforts by the Company to pursue and collect these funds. Inventory shrinkage as a percentage of net sales was .6% during the first six months of fiscal 1998 compared .8% during the same period of the prior year (excluding the non-recurring charges), a decrease of .2% of net sales. This was caused by improved control and monitoring of inventory in the warehouse and stores. The gross margin dollars earned as a result of warranty sales and deferred warranty income discussed above resulted in a 1.8% increase in the overall gross margin percentage. The remaining .3% net increase in the gross margin percentage was due primarily to improved margin on car stereo installations and a reduction in inventory write-offs of returned and damaged goods.

      Selling, general and administrative expenses were $19.4 million or 23.7% of net sales for the six months ended February 28, 1998 as compared to $36.1 million, or 25.0% of net sales for the comparable period in the prior year. During the second quarter of 1997, the Company recorded certain non-recurring charges in selling, general and administrative expenses totaling approximately $6.9 million. Without the effect of these charges, these expenses would have been approximately $29.2 million or 20.3% of net sales. The 3.4% increase in selling, general and administrative expenses as a percentage of net sales was caused by the net effect of several items. As a percentage of net sales, advertising costs net of advertising rebates increased by 1.5%, depreciation expense increased by .5%, credit card income declined by .4%, payroll expense increased by .5%, and all other selling, general and administrative expenses increased by .5%.

      Other income, net increased by approximately $484,000 due primarily to a gain on sale of fixed assets of $138,000 realized in the first six months of fiscal 1998 compared to a loss of $357,000 in the same period last year. The prior year amount included a loss on sale of marketable securities of $306,000 realized in the second quarter of 1997.

      Reorganization expenses totaled approximately $526,000 during the first six months of fiscal 1998 and included a $200,000 write down in the book value of a closed store being sold and $326,000 in legal and other fees and expenses directly related to the Chapter 11 proceedings.

      The Company's effective income tax rate was 0.0% and (21.5%) for the six months ended February 28, 1998 and 1997, respectively. These effective tax rates are due to a valuation allowance recorded by the Company for that portion of the net deferred tax asset that cannot be realized by carrybacks or offsetting deferred tax liabilities. The valuation allowance is based upon the fact that sufficient positive evidence does not exist, as defined in Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, regarding the Company's ability to realize certain deferred tax assets and carryforward items.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company's primary sources of liquidity have been from cash from operations, revolving lines of credit, and from the Company's initial and secondary public offerings. Net cash provided by operating activities was $44,000 for the six months ended February 28, 1998, as compared to cash used in operating activities of $(2.8) million for the six months ended February 28, 1997. The small increase in cash provided by operating activities for the six months ended February 28, 1998 was due primarily to the net effect of a $2.4 million reduction in accounts receivable, a $867,000 increase in inventories, a $1.8 million increase in accounts payable - floor plan, a $1.6 million decrease in accrued expenses and an $1.6 million decrease in deferred revenues. The reduction in accounts receivable was primarily due to collection of $1.5 million in federal and state income tax receivables and a reduction in credit card receivables caused by the timing of the month end on August 31, 1997 (a Sunday) versus on February 28, 1998 (a Saturday). There were approximately three days' worth of credit card receivables on August 31, 1997 and two days' worth of these receivables on February 28, 1998. The increase in inventories was due to seasonality and an improved in-stock position for computer equipment and peripherals. The increase in accounts payable - floor plan was due to the increase in inventories and the timing of month-end discussed above. Accrued expenses decreased because of a reduction in accrued commissions, payment of 1997 real estate taxes, and a reduction in unfinalized sales (to be delivered) at month-end. The decrease in deferred revenues was caused by normal amortization of deferred warranty income related to contracts sold prior to August 1, 1995.

      The Company incurred capital expenditures of $1,392 and $1.5 million during the six months ended February 28, 1998 and 1997, respectively. The expenditures in 1997 were primarily in connection with new computer equipment and software purchases and leasehold improvements funded with mostly short-term borrowings.

      Long-term debt as of February 28, 1998 consisted of three term loans, one with a bank group, and the others with financial institutions. The loan agreement with the bank group was amended on June 25, 1997 to consolidate the note with the outstanding balance on the then existing line of credit, extend the term of the note to 36 months, and change the interest rate to 9%. Interest only payments are due quarterly for the first year, with nine fixed quarterly principal payments of $223,000 plus accrued interest to begin after one year. A balloon payment is due on the remaining balance of the note at June 27, 2000. Outstanding amounts pursuant to this agreement are collateralized by the Company's real estate. The outstanding principal balance and applicable interest rate on this loan as of February 28, 1998 were $18.4 million and 9%, respectively. On January 1, 1998, additional notes were issued to the bank group covering legal fees in the total amount of $191,000. These notes call for monthly payments of principal and interest of $2,500 per month from January 1, 1998 through June 1, 1998, $5,000 per month from July 1, 1998 through June 1, 2000, and a balloon payment on June 27, 2000. The outstanding principal balance and applicable interest rate on these additional notes as of February 28, 1998 were $189,000 and 9.5% respectively.

      The term loan with the banks contains certain reporting requirements and restrictive covenants which require the Company to maintain certain minimum annual earnings levels and working capital levels. This term loan also contains a cross default provision with all other debt instruments of the Company and a provision which prohibits the Company from paying dividends on its common stock. As of August 31, 1997, the Company was not in compliance with certain of the covenants contained in the bank term loan, and was in default of this agreement due to these violations as well as certain cross default provisions. However, on December 12, 1997 the Company obtained the agreement of the lenders to forebear through September 1, 1998 the enforcement of their rights and remedies under the term loan agreement contingent upon the approval by the Bankruptcy Court of this forbearance agreement and an agreement requiring the payment by the Company of certain professional fees to the banks. The Bankruptcy Court has approved these agreements. The forbearance agreement also provides that the lenders will forebear the enforcement of their rights and remedies through September 1, 1998 if the Company were to violate certain financial covenants relating to minimum annual earnings and working capital levels during that period, which the Company does not expect to comply with in the upcoming fiscal year. On January 12, 1998, the Company obtained the agreement of the lenders to extend the forbearance of their rights and remedies related to the prior defaults discussed above and the potential future defaults of certain financial covenants through December 1, 1998.

      Subsequent to February 28, 1998, due to a temporary cash shortfall, the Company defaulted on certain of its normal daily payments to the four floor plan lenders. These required payments were caught up and paid within one to two business days of the original due date. Because of cross default provisions in the term loan with the banks, these late payments to floor plan lenders have created a default under the term loan. Because of the legal and other costs associated with obtaining further forbearance agreements or waivers from either the banks or the floor plan lenders, the Board of Directors of the Company and Management made a decision not to pursue further forbearance agreements, amendments or waivers. This has resulted in the Company being required by generally accepted accounting principles to reclassify the entire principal balance of the bank term loan as a current liability on the February 28, 1998 balance sheet. It should be noted that the banks and the floor plan lenders have taken no actions against the Company to exercise their rights under the default provisions of the agreements or to accelerate any of the required payments.

      The principal balance of the first of the other term loans was $3.7 million as of February 28, 1998 and this note is carried as a liability subject to compromise. The secured and unsecured portions of this debt are yet to be determined, and this debt does not accrue interest while the Company is in Chapter 11. On March 5, 1998, the Company agreed to pay the lender $5,000 per month effective February 1, 1998 to compensate the lender for the estimated depreciation in the value of the equipment and fixtures which secure this loan, and this agreement was approved by the Bankruptcy Court. This agreement is subject to change in a future Bankruptcy Court hearing to determine the secured and unsecured portions of this debt. The furniture, fixtures and equipment at various locations leased by the Company collateralize outstanding amounts pursuant to this agreement. The second of the other term loans was $245,000 as of February 28, 1998, and accrues interest payable monthly at an annual rate of 9%. The note is divided equally between two instruments, one with a maturity date of September 1, 1999, and the second with a maturity date of December 1, 1999. The note is secured by certain computer software.

      As of February 28, 1998, the Company also uses several "floor plan" finance companies to finance the majority of its inventory purchases. In addition, the Company finances some of its inventory purchases through open-account arrangements with various vendors. The Company has an aggregate borrowing limit with the floor plan finance companies of approximately $43.5 million with outstanding borrowings being collateralized with merchandise inventory and vendor receivables. Payment terms under these agreements are on a "pay as sold" basis, with the Company being required to pay down indebtedness on a daily basis as the financed goods are sold. Each of the floor plan financing agreements contains cross default clauses with all other debt instruments of the Company. As of August 31, 1997 the Company was not in compliance with several covenants contained in the floor plan agreements and was also in default of those floor plan agreements due to its failure to make certain payments required by the agreements relating to inventory shortages and obsolescence identified by the Company. The Company obtained waivers for some of these violations and as of December 11, 1997 had obtained the agreement of each of the floor plan lenders to forebear their rights and remedies pursuant to the floor plan agreements subject to: (i) the Company's payment of approximately $1,654,000 in principal, plus interest at the prime rate plus 3%, to the floor plan lenders at various dates through December 15, 1998, and (ii) the approval of these forbearance agreements by the Bankruptcy Court. The Bankruptcy Court subsequently approved these forbearance agreements. As previously discussed, subsequent to February 28, 1998, the Company failed to make certain of its required payments to its floor plan lenders thereby resulting in a default under the floor plan agreements. Because of the legal and other costs associated with obtaining further forbearance agreements or waivers, the Board of Directors and Management of the Company made a decision not to pursue such forbearance agreements or waivers. This had no effect upon the classification of the Accounts payable - floor plan, as it is oridinarily classified as a current liability.

      The Company has also obtained debtor in possession ("DIP") financing from two of its floor plan lenders in the form of a $3 million line of credit which had an outstanding balance of $1.5 million at February 28, 1998. The line of credit matures at December 31, 1998 and bears interest at prime plus 3%, payable monthly, with one principal payment of $1.5 million due December 31, 1998. The Company paid a required $1.5 million payment in December, 1997, which was partially funded by receipt of a $1.1 million federal income tax refund that had been previously assigned to these lenders. The primary use of the line of credit is to finance inventory purchases during peak periods. This line of credit, together with amounts owed under such lenders' floor plan financing arrangements, is collateralized by merchandise inventory, as well as by a broad lien on all of the Company's other assets. The line of credit financing agreement contains certain covenants, a cross default clause with all other debt instruments of the Company, and it prohibits the Company from spending more than $50,000 per year on capital expenditures without approval. As of August 31, 1997, the Company was not in compliance with certain covenants contained in this agreement, but the Company has obtained the forbearance agreements discussed above. However, as previously discussed, the default under the floor plan agreements and the existence of a cross default provison in the line of credit has created a default under the line of credit. The Board of Directors and Management of the Company have made a decision not to pursue further forbearance agreements or waivers. This has had no effect upon the classification of the outstanding balance on the line of credit, as it is ordinarily classified as a current liability.

      Net cash used in financing activities was $(1.5) million in the six months ended February 28, 1998, compared to $1.0 million provided by financing activities in the six months ended February 28, 1997. The primary use of cash in the 1998 period consisted of principal payments on the DIP line of credit. The source of cash in the 1997 period resulted from borrowings under short-term borrowing arrangements.

      Since the Company filed for Chapter 11 reorganization, it has closed nine stores and two warehouses, has cut corporate overhead expenses and store operating expenses, and has initiated several strategies designed to improve operating performance (as more fully explained in Item 1 of its Annual Report on Form 10-K for fiscal 1997). Based upon projections of its operating results, the Company believes that its existing funds, its operating cash flows, the available DIP line of credit discussed in Note 3 to the financial statements, and the vendor and inventory financing arrangements discussed in
Note 3 are sufficient on an overall basis to satisfy expected cash requirements in fiscal 1998. However, there may be short periods of time (one or two business day time periods) where cash needs temporarily exceed availability, and this may result in a few late required payments to floor plan and other vendors. This would result in an additional default which would not be covered by the existing forbearance agreements. Subsequent to February 28, 1998, a default of this nature did occur as described in Note 3 to the financial statements. Also, there is no assurance that the Company's projected operating results will be achieved during fiscal 1998. The Company will likely require additional working capital financing in fiscal 1999, and these needs are currently being discussed with the debtor in possession ("DIP") lenders.

      On December 16, 1997 the Company was notified by the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company does not meet all of the listing requirements for continued listing on the Nasdaq National Market based upon its financial statements at August 31, 1997, and that Nasdaq was commencing a review of the Company's eligibility for continued listing. On January 12, 1998, the Company was notified by Nasdaq that its Common Stock would be delisted on January 19, 1998 unless the Company pursued Nasdaq's procedural remedies. The Company requested a written submission hearing before the Nasdaq Listing Qualifications Panel, and this hearing took place on February 19, 1998. On March 9, 1998, the Company was notified that the Company's Common Stock would be delisted from Nasdaq effective immediately with the close of business on March 9, 1998. The Company's Common Stock is now traded on the Over the Counter Bulletin Board.

IMPACT OF INFLATION

      In management's opinion, inflation has not had a material impact on the Company's financial results for the six months ended February 28, 1998 and 1997. Technological advances coupled with increased competition have caused prices on many of the Company's products to decline. Those products that have increased in price have in most cases done so in proportion to current inflation rates. Management does not anticipate that inflation will have a material impact on the Company's financial results in the future.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      There have been no material developments during the three months ended February 28, 1998.

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

                               ________________

      (b) Reports on Form 8-K.
         No reports  on  Form  8-K  were  filed  during  the three months ended
            February 28, 1998.

               CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.


                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


               CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.



APRIL 14, 1998  /S/ WILLIAM E. WULFERS
                --------------------------------------
                  William E. Wulfers
                  President and Chief Executive Officer




                /S/ MICHAEL G. WARE
                -------------------------------------------------
                  Michael G. Ware
                  Senior Vice President and Chief Financial Officer