Form 10-Q
period 1998-05-31
CAMPO ELECTRONICS APPLIANCES & COMPUTERS INC
filed 1998-07-15
CIK 895693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON, D.C. 20549

                                              FORM 10-Q


            (Mark One)


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended May 31, 1998


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

                                       Yes      X    No  _____

At July 10, 1998, there were 5,604,406 shares of common stock, $.10 par value, outstanding.

Part I is not filed with this Form 10-Q and will be filed no later than the fifth calendar day following the prescribed due date.



                          CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.

                                                INDEX

Part I.           Financial Information                                 Page

                   Item 1.  Financial Statements

                            Statements of Operations -
                            Three and Nine Months Ended
                            May 31, 1998 and May 31, 1997                3

                            Balance Sheets -
                            May 31, 1998 and August 31, 1997             4

                            Statements of Cash Flows -
                            Nine Months Ended May 31, 1998 and May 31,
                            1997                                         5

                            Notes to Financial Statements                6

                    Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                             Operations                                  11

Part II.          Other Information

                    Item 1.  Legal Proceedings                           19


                    Item 6.  Exhibits and Reports on Form 8-K            19


                    Signatures                                           20





                                        II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     There have been no material developments during the three months ended May 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K

        (a)Exhibits

3.1   Amended   and  Restated  Articles  of  Incorporation   of   the
        Company(1),  as  amended by Articles of Amendment dated January
        3, 1995(2).

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

        (b)Reports on Form 8-K.
           No reports on Form 8-K were filed during the three months ended May 31, 1998.



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




                          CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.





                                    /s/ William E. Wulfers
                              William E. Wulfers
                              President and Chief Executive Officer




                                    /s/ Michael  G. Ware
                              Michael G. Ware
                              Chief Financial Officer and Secretary


            July 13, 1998