Form 10-Q/A
period 1998-05-31
CAMPO ELECTRONICS APPLIANCES & COMPUTERS INC
filed 1998-07-20
CIK 895693

The following items were the subject of a
                                         Form 12b-25 and are included herein:
                                Items 1 and 2 of Part I and Item 6 of Part II

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A


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




                 CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                            (DEBTOR-IN-POSSESSION)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

       FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1998 AND MAY 31, 1997


                                                     Three Months Ended                              Nine Months Ended
                                                    May 31,           May 31,                    May 31,            May 31,

                                                    1998              1997                       1998               1997
Net sales                                           $  32,522,583     $  51,029,642              $ 114,452,040      $ 195,086,958
Cost of sales                                          25,792,487        42,822,898                 88,774,582        162,327,502
                                                    -------------     -------------              -------------      -------------
  Gross profit                                          6,730,096         8,206,744                 25,677,458         32,759,456

  Selling, general and administrative expenses          8,882,096        14,213,776                 28,309,829         50,328,703
                                                    -------------     -------------              -------------      -------------

    Operating loss                                     (2,152,000)       (6,007,032)                (2,632,371)       (17,569,247)

  Other income (expense):
    Interest expense                                     (639,116)         (810,799)                (1,555,609)        (1,771,606)
    Interest income                                         3,717            13,074                     21,566             77,856
    Other income (expense), net                          (405,942)       (1,154,148)                    28,839         (1,202,919)
                                                    -------------     -------------              -------------      -------------
                                                       (1,041,341)       (1,951,873)                (1,505,204)        (2,896,669)

Loss before income taxes and reorganization items      (3,193,341)       (7,958,905)                (4,137,575)       (20,465,916)

Expense from reorganization items                        (493,378)         (543,591)                (1,018,950)          (543,591)
Income tax expense                                          -                 -                          -             (2,690,000)
                                                    -------------     -------------              -------------      -------------

Net loss                                            ($  3,686,719)    ($  8,502,496)             ($  5,156,525)     ($ 23,699,507)
                                                    =============     =============              =============      =============
Per share data:
Basic and diluted earnings per common share                ($0.66)           ($1.53)                    ($0.91)            ($4.26)
                                                    =============     =============              =============      =============

Weighted average number of common
  shares outstanding                                    5,604,406         5,566,906                  5,686,824          5,566,906
                                                    =============     =============              =============      =============


The accompanying notes are an integral part of these financial statements.






                 CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                             (DEBTOR-IN-POSSESSION)
                           BALANCE SHEETS (UNAUDITED)

                                                                    May 31,     August 31,
                                                                     1998          1997
ASSETS
Current assets:
     Cash and cash equivalents                                  $     880,487    $   1,640,849
     Investments in marketable securities                             117,130          421,431
     Receivables (net of an allowance of
      1.7  million  at  May 31, 1998  and
      $1.6 million at August 31, 1997)                              5,792,723        8,603,894
     Merchandise inventory                                         33,899,165       31,951,502
     Other                                                          1,002,750          873,200
                                                                --------------   --------------
         Total current assets                                      41,692,255       43,490,876


Property and equipment, net                                        22,250,160       27,741,034
Intangibles and other                                               2,669,486        2,899,774
                                                                --------------   --------------
                                                                $  66,611,901    $  74,131,684
                                                                ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
  Current liabilities:
      Current portion of long-term debt                         $  16,352,372    $     350,438
      Short-term borrowings                                         1,500,000        3,000,000
      Accounts payable                                                245,358        1,045,796
      Accounts payable-floor plan                                  32,359,763       25,819,801
      Accrued expenses                                              5,580,798        6,246,917
      Deferred revenue                                              1,693,940        2,713,040
                                                                --------------   --------------
           Total current liabilities not
            subject to compromise:                                 57,732,231       39,175,992
                                                                --------------   --------------
Long-term debt, less current portion                                   66,478       18,368,005
Deferred revenue                                                      749,225        1,937,256
                                                                --------------   --------------
           Total long-term debt not subject to
            compromise                                                815,703       20,305,261
                                                                --------------   --------------

Liabilities subject to compromise                                  13,082,642       14,275,093
                                                                --------------   --------------
           Total liabilities                                       71,630,576       73,756,346
                                                                --------------   --------------

Commitments and contingencies                                          -                -

Shareholders' equity (deficit):
Common stock, $.10 par value; 20,000,000 shares
 authorized, 5,604,406 and 5,791,906
 issued and outstanding at May 31, 1998
 and August 31, 1997, respectively                                    560,441          579,191
Paid-in capital                                                    32,421,119       32,639,856
Retained earnings (deficit)                                       (38,000,235)     (32,843,709)
                                                                --------------   --------------
  Total shareholders' equity                                       (5,018,675)         375,338
                                                                --------------   --------------
                                                                $   66,611,901   $  74,131,684
                                                                ==============   ==============


The  accompanying   notes  are  an  integral  part  of  these  financial
statements.



                 CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                             (DEBTOR-IN-POSSESSION)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE NINE MONTHS ENDED MAY 31,


                                                              1998               1997
Cash flow from operating activities:
   Net loss                                                   $   (5,156,525)    $  (23,699,507)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization                                   2,379,559          4,142,822
   Provision for uncollectible receivables                         1,075,758          3,049,240
   Deferred income taxes                                              -              (4,633,000)
   Valuation allowance for deferred tax assets                        -               8,900,000
   Store closure reserve                                              -               6,776,247
   Loss on disposal of investments                                    -                 305,504
   Loss on disposal of assets                                         42,183          1,831,364
   Cancellation of stock awards                                      (17,187)            -
   (Increase) decrease in assets:
      Receivables                                                  1,735,413            994,701
      Merchandise inventory                                       (1,947,663)        10,010,902
      Other current assets                                            33,392           (993,087)
   Increase (decrease) in liabilities:
      Accounts payable                                              (800,438)        (6,527,101)
      Accounts payable-floor plan                                  5,933,822            282,656
      Accrued expenses                                            (1,186,673)         1,983,192
      Deferred revenue                                            (2,207,131)        (3,658,831)
      Liabilities subject to compromise                              132,812             -

Adjustments due to reorganization items:
      (Gain) loss on disposal of assets                               31,262             -
      Increase in accrued expenses for restructuring items           568,950             -
      Payment of restructuring charges                              (268,696)            -
                                                              ---------------    ---------------
Net cash (used in) provided by operating activities                  348,838         (1,234,898)
                                                              ---------------    ---------------

Cash flow from investing activities:
      Purchase of property and equipment                             (53,779)        (1,686,512)
      Proceeds from sale of assets                                   135,856             -
      Proceeds from sale of assets due to reorganization           2,466,064             -
      Purchase of investments                                         -                (500,000)
      Redemption of Treasury Bills                                   309,452             -
                                                              ---------------    ---------------
      Net cash (used in) provided by investing activities          2,857,593         (2,186,512)
                                                              ---------------    ---------------

Cash flow from financing activities:
      Borrowings under long-term debt                                191,210             -
      Decrease in long-term debt                                  (2,658,003)        (1,579,470)
      Borrowings under line of credit                                 -              31,850,000
      Repayments under line of credit                                 -             (28,188,347)
      Borrowings under DIP line of credit                          2,700,000             -
      Repayments under DIP line of credit                         (4,200,000)            -
                                                              ---------------    ---------------
      Net cash (used in) provided by financing activities         (3,966,793)         2,082,183
                                                              ---------------    ---------------

Net decrease in cash and cash equivalents                           (760,362)        (1,339,227)
Cash and cash equivalents at beginning of period                   1,640,849          3,303,822
                                                              ---------------    ---------------
Cash and cash equivalents at end of period                           880,487          1,964,595
                                                              ---------------    ---------------
Cash paid during the period for:
      Interest expense                                        $    1,543,895     $    1,875,788
                                                              ---------------    ---------------
      Income taxes                                            $       -          $       26,000
                                                              ---------------    ---------------

Schedule of non-cash investing and financing activities:
        Assets acquired under capital lease                   $       -          $      285,701
                                                              ---------------    ---------------
        Non-cash disposal of property and equipment           $      557,077     $       -
                                                              ---------------    ---------------

The accompanying notes are an integral part of these financial statements.



                     CAMPO ELECTRONICS, APPLIANCES AND COMPUTERS, INC.
                                  (DEBTOR-IN-POSSESSION)
                         NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


(1)    Basis of Presentation

       The information for the three and nine months ended May 31, 1998 and May 31, 1997 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended August 31, 1997.

       The financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the ability to comply with debtor in possession financing agreements, confirmation of a plan of reorganization, the ability to achieve profitable operations, and the ability to generate sufficient cash flows from operations to meet its obligations. See Note 2.

       The results of operations for the three and nine months ended May 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 1998.

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

      As of the petition date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, under the Bankruptcy Code, the Company may reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the petition date are subject to settlement under a plan of reorganization to be voted upon by creditors and equity security holders and approved by the Bankruptcy Court. The Company has not yet prepared or submitted a plan of reorganization. As provided by the Bankruptcy Code, the Company has the exclusive right for a period of time to submit a plan of reorganization. This period was extended by the Bankruptcy Court to June 22, 1998. The Company did not seek a further extension of this period due to the costs involved and the probability that the Bankruptcy Court would not approve such an extension. Management of the Company is currently working on preparing a plan of reorganization. To date, no other party has submitted a plan of reorganization to the Bankruptcy Court.

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

      As part of the reorganization process, the Company closed eleven stores and one distribution center in fiscal 1997. It also closed an additional distribution center in October, 1997, after its fiscal year-end. It has cut corporate overhead expenses and store operating expenses, and has initiated several strategies designed to improve operating performance (as more fully explained in Item 1 of its Annual Report on Form 10-K for fiscal 1997). Based upon projections of its operating results, the Company believes that its existing funds, its operating cash flows, the available debtor in possession ("DIP") lines of credit discussed in Note 3 to the financial statements, and the vendor and inventory financing arrangements including the defaulted payment amounts currently owed to the floor plan lenders as discussed in Note 3 are sufficient on an overall basis to satisfy expected cash requirements during the remainder of fiscal 1998. However, as explained in Note 3 to the financial statements, the Company is in default with its two floor plan lenders due to lack of ability to pay certain amounts past due. Also, there is no assurance that the Company's projected operating results will be achieved during fiscal 1998. The Company will likely require additional working capital financing in fiscal 1999, and these needs are currently being discussed with the DIP lenders.

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

(3)   Debt

      See Notes 6 and 7 of the Company's financial statements included in its Annual Report on Form 10-K/A for the fiscal year ended August 31, 1997 for a detailed description of the Company's debt arrangements. Long-term debt as of May 31, 1998 consisted of four term loans, two with a bank group, and the others with financial institutions. The outstanding principal balance and applicable interest rate on the first term loan with the banks as of May 31, 1998 were $16.0 million and 9%, respectively. On May 6, 1998, the Company sold a closed store property and made a $2.4 million principal payment on these loans from the proceeds of that sale. The bank group has agreed to defer the quarterly principal payment of $223,000 that was due on June 1, 1998 until the balloon payment due June 27, 2000 subject to the satisfaction of certain terms and conditions that will be included in a motion to be filed with the Bankruptcy Court for approval. They also agreed to re-amortize the loan balance taking into account the property sale discussed above, and this has resulted in a revised quarterly principal payment of $203,000 beginning September 1, 1998. The agreement was subject to approval by the Bankruptcy Court of the additional $750,000 line of credit financing by one of the floor plan lenders discussed below and the payment of certain bank group legal fees and expenses totaling $57,000. Notes are to be issued for these legal fees bearing interest at 9.5% and calling for a $10,000 down payment, $5,000 per month for three months beginning the first month after Bankruptcy Court approval, and $2,000 per month thereafter with a balloon payment due June 27, 2000. The second term loan was established by the bank group on January 1, 1998 covering prior legal fees in the total amount of $191,000. These notes call for monthly payments of principal and interest of $2,500 per month from January 1, 1998 through June 1, 1998,
$5,000 per month from July 1, 1998 through June 1, 2000, and a balloon payment on June 27, 2000. The outstanding principal balance and applicable interest rate on these additional notes as of May 31, 1998 were $186,000 and 9.5%, respectively.

      The first term loan with the banks contains certain reporting requirements and restrictive covenants which require the Company to maintain certain minimum annual earnings levels and working capital levels. This term loan also contains a cross default provision with all other debt instruments of the Company and a provision which prohibits the Company from paying dividends on its common stock. As of August 31, 1997, the Company was not in compliance with certain of the covenants contained in the bank term loan, and was in default of this agreement due to these violations as well as certain cross default provisions. However, on December 12, 1997 the Company obtained the agreement of the lenders to forebear through September 1, 1998 the enforcement of their rights and remedies under the term loan agreement contingent upon the approval by the Bankruptcy Court of this forbearance agreement and an agreement requiring the payment by the Company of certain professional fees to the banks. The Bankruptcy Court has approved these agreements. The forbearance agreement also provides that the lenders will forebear the enforcement of their rights and remedies through September 1, 1998 if the Company were to violate certain financial covenants relating to minimum annual earnings and working capital levels during that period, which the Company does not expect to comply with in the upcoming fiscal year. On January 12, 1998, the Company obtained the agreement of the lenders to extend the forbearance of their rights and remedies related to the prior defaults discussed above and the potential future defaults of certain financial covenants through December 1, 1998.

      During the third quarter, due to a cash shortfall, the Company defaulted on certain of its normal daily payments to the floor plan lenders. Because of cross default provisions in the first term loan with the banks, these late payments to floor plan lenders have created a default under this term loan. The total amount of the defaulted payments to the floor plan lenders fluctuates on a daily basis based upon cash available for payment. As of May 31, 1998, the total amount of these defaulted payments was approximately $2.3 million. Because of the legal and other costs associated with obtaining further forbearance agreements or waivers from either the banks or the floor plan lenders, the Board of Directors of the Company and Management made a decision not to pursue further forbearance agreements, amendments or waivers. This has resulted in the Company being required by generally accepted accounting principles to reclassify the entire principal balance of the bank term loan as a current liability on the May 31, 1998 balance sheet. It should be noted that the banks have taken no actions against the Company to exercise their rights under the default provisions of the agreements or to accelerate any of the required payments.

      The principal balance of the first of the other term loans was $3.7 million as of May 31, 1998 and this note is carried as a liability subject to compromise. The secured and unsecured portions of this debt are yet to be determined, and this debt does not accrue interest while the Company is in Chapter 11. On March 5, 1998, the Company agreed to pay the lender $5,000 per month effective February 10, 1998 to compensate the lender for the estimated depreciation in the value of the equipment and fixtures which secure this loan, and this agreement was approved by the Bankruptcy Court. At a subsequent Bankruptcy Court hearing, this payment amount was increased to $6,250 per month effective April 10, 1998. This agreement is subject to change in a future Bankruptcy Court hearing to determine the secured and unsecured portions of this debt. The second of the other term loans was $224,000 as of May 31, 1998, and accrues interest payable monthly at an annual rate of 9%.

      As of May 31, 1998, the Company also uses several "floor plan" finance companies to finance the majority of its inventory purchases. In addition, the Company finances some of its inventory purchases through open-account arrangements with various vendors. The Company has an aggregate borrowing limit with the floor plan finance companies of approximately $38.0 million. Each of the floor plan financing agreements contains cross default clauses with all other debt instruments of the Company. As of August 31, 1997 the Company was not in compliance with several covenants contained in the floor plan agreements and was also in default of those floor plan agreements due to its failure to make certain payments required by the agreements relating to inventory shortages and obsolescence identified by the Company. The Company obtained waivers for some of these violations and as of December 11, 1997 had obtained the agreement of each of the floor plan lenders to forebear their rights and remedies pursuant to the floor plan agreements subject to: (i) the Company's payment of approximately $1,654,000 in principal, plus interest at the prime rate plus 3%, to the floor plan lenders at various dates through December 15, 1998, and (ii) the approval of these forbearance agreements by the Bankruptcy Court. The Bankruptcy Court subsequently approved these forbearance agreements. As previously discussed, beginning in March 1998, the Company failed to make certain required payments to its floor plan lenders thereby resulting in a default under the floor plan agreements.
Because of the legal and other costs associated with obtaining further forbearance agreements or waivers, the Board of Directors and Management of the Company made a decision not to pursue such forbearance agreements or waivers. This had no effect upon the classification of the Accounts payable
- floor plan, as it is ordinarily classified as a current liability.

      On April 27, 1998, one of the floor plan lenders issued a default notice to the Company demanding payment of all past due amounts and indicating that it would no longer finance future purchases of inventory under the financing agreement. On May 1, 1998, this floor plan lender subsequently agreed to finance future inventory purchases on a case by case basis while one of the other floor plan lenders was pursuing the purchase of the first floor plan lender's outstanding loans to the Company. On June 19, 1998, the second floor plan lender did purchase these outstanding loans from the first floor plan lender, and is now providing inventory financing to the Company for the products in question.

      On April 29, 1998, a third floor plan lender issued a default notice to the Company demanding payment of all past due amounts and return of its collateral. They subsequently agreed to continue doing business with the Company while the Company was pursuing additional line of credit financing and as long as the shortfall payment amount did not exceed a specified level. This shortfall maximum was maintained through payment subsidies agreed to by the other floor plan lenders. On June 10, 1998, the other floor plan lenders notified the Company that they would no longer subsidize payments to the third floor plan lender, and on June 11, 1998, the third floor plan lender demanded return of its collateral in accordance with its inventory financing agreement. The Company has since returned to the floor plan lender an amount of inventory valued at lower of cost or estimated realizable value that the Company estimates is adequate to cover the outstanding liability of approximately $1.3 million. Proceeds from the sale of the remaining inventory under this floor plan are being segregated in a separate escrow account pending a final accounting and settlement with this floor plan lender. The inventory products financed by this floor plan lender comprise a small portion of the Company's sales, inventory, and floor plan debt, and Management does not believe that lack of these products will have a material effect on future results of the Company. Management has also added additional product models from other manufacturers under existing floor plan financing agreements to replace the products that were removed. If the agreements with the remaining two floor plan lenders were terminated, this would significantly impact the Company's ability to obtain inventory which would adversely affect operating results.

      The Company has also obtained debtor in possession ("DIP") financing from the two remaining floor plan lenders in the form of a $1.5 million line of credit which had an outstanding balance of $1.5 million at May 31, 1998. The line of credit financing agreement contains certain covenants, a cross default clause with all other debt instruments of the Company, and it prohibits the Company from spending more than $50,000 per year on capital expenditures without approval. As of August 31, 1997, the Company was not in compliance with certain covenants contained in this agreement, but the Company has obtained the forbearance agreements discussed above. However, as previously discussed, the default under the floor plan agreements and the existence of a cross default provision in the line of credit has created a default under the line of credit. The Board of Directors and Management of the Company have made a decision not to pursue further forbearance agreements or waivers. This has had no effect upon the classification of the outstanding balance on the line of credit, as it is ordinarily classified as a current liability.

      On June 18, 1998, the Company obtained an additional line of credit totaling $750,000 from one of the DIP lenders, and the proceeds were immediately used to pay down a portion of the floor plan lender payment shortfalls. The agreement calls for monthly payments of interest at prime plus 3%. Monthly principal payments of $25,000 are required beginning August 15, 1998, and the remaining balance is due January 31, 1999.

(4)   Income Taxes

      The Company's effective income tax rate was 0% for the three months ended May 31, 1998 and May 31, 1997. These effective tax rates are due to a valuation allowance recorded by the Company for that portion of the net deferred tax asset that cannot be realized by carrybacks or offsetting deferred tax liabilities. The valuation allowance is based upon the fact that sufficient positive evidence does not exist, as defined in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, regarding the Company's ability to realize certain deferred tax assets and carryforward items.

(5)   Earnings Per Share

      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") and accordingly has included a dual presentation of basic and diluted earnings per share on its statement of operations. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, assuming no antidilution. Stock options issued under the Company's Stock Incentive Plan as of May 31, 1998 and 1997, were not included in the computation of diluted earnings per share as the effect would have been antidilutive. All prior periods have been restated in accordance with SFAS No. 128.

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

      At May 31, 1998, there was a balance of $117,000 in U.S. Treasury Bills which were pledged to support certain executive employment and severance agreements.

      On July 8, 1998, the Company received notice from its independent credit card bank that provides financing to customers under the Company's "Campo" private label credit card program that the bank was terminating its agreement with the Company effective October 10, 1998. The agreement gave the bank the right to terminate this agreement at any time with 90 days notice. The Company is in the process of negotiating with another independent party to provide financing of a private label credit card program.

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





                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General Overview

      The Company experienced comparable store sales declines of 16.7% during the quarter ended May 31, 1998 as compared to the same period last year. Comparable store sales declined by 21.3% during the nine months ended May 31, 1998 as compared to the same period last year. The decline in comparable store sales reflects the combined impact of increased competition in many of the Company's principal markets, a decision by some consumers not to purchase durable goods from a company in Chapter 11 reorganization, a slowdown in the development of new products in consumer electronic categories and reduced spending levels of consumers for non-essential goods. The decrease in net sales for the three and nine months ended May 31, 1998 is attributable to the comparable store sales decline together with the closure of 11 stores during fiscal 1997.

      Net loss before income taxes and reorganization items for the three months ended May 31, 1998 and 1997 was ($3.2 million) or (9.8)% of net sales and ($8.0 million) or (15.6%) of net sales, respectively. During the third quarter of 1998 and the third quarter of 1997, the Company recorded certain non-recurring charges affecting net loss before income taxes and reorganization items totaling approximately $422,000 and $4.0 million, respectively. Without the effect of these charges, net loss before income taxes and reorganization items would have been ($2.8 million) or (8.5%) of net sales in the third quarter of 1998 and ($4.0 million) or (7.9%) of net sales in the third quarter of the prior year. The remaining $1.2 million loss reduction in the third quarter of 1998 compared to the same period of the prior year was due primarily to an increase in the gross margin percent, which was offset by increases in selling, general and administrative expenses and interest expense as a percentage of net sales. See "Results of Operations" for a further discussion of the increases in these percentages. Net loss (after income taxes and reorganization items) for the three months ended May 31, 1998 and May 31, 1997 was ($3.7 million) and ($8.5 million), respectively. The Company incurred reorganization expenses of $493,000 in the third quarter of fiscal 1998 and $544,000 in the third quarter of fiscal 1997. The 1998 amount included a $250,000 provision for the write down and return of inventories of discontinued products to a floor plan lender more fully explained in Note 3 to the Financial Statements.

      Net loss before income taxes and reorganization items for the nine months ended May 31, 1998 was ($4.1 million) or (3.6%) of net sales and ($20.5 million) or (10.5%) of net sales, respectively. During the second and third quarters of fiscal 1998 and the same period in fiscal 1997, the Company recorded certain non-recurring charges affecting net loss before income taxes and reorganization items totaling approximately $422,000 and $13.3 million, respectively. Without the effect of these charges, net loss before income taxes and reorganization items would have been ($3.7 million) or (3.2%) of net sales for the nine months ended May 31, 1998 and ($7.2 million) or (3.7%) of net sales for the nine months ended May 31, 1997. The remaining $3.5 million loss reduction in the first three quarters of fiscal 1998 compared to the same period of the prior year was due primarily to a significant increase in the gross margin percent, which was partially offset by increases in selling, general and administrative expenses and interest expense as a percentage of net sales. See "Results of Operations" for a further discussion of the increases in these percentages.

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

      During the first nine months of fiscal 1998, the Company's new management team implemented a number of cost reduction measures and changes that should result in significant savings for the Company in the future. The sales associate commission program and the extended warranty commission program were changed and reduced to be consistent with the commission plans offered by the Company's competitors. Store payrolls were put under tighter control and corporate office payroll was reduced further through additional position eliminations. Beginning in the third quarter of fiscal 1998, the Company initiated a total customer satisfaction guarantee strategy that includes a number of programs designed to improve the Company's image with its customers and increase sales. In the third quarter of 1998, the Company also replaced a local outside advertising agency with a larger regional agency in order to improve the Company's media buying power and gain access to greater creative resources. The function of television ad creation was moved from an in-house department, which was eliminated, to this new agency in order to reduce costs and improve the effectiveness of the resulting ads.

Results of Operations

      The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:


                                               Three Months Ended     Nine Months Ended
                                              May 31,    May 31,     May 31,     May 31,
                                              1998       1997        1998        1997
Net sales                                     100.00%    100.00%     100.00%     100.00%
Cost of sales                                  79.31      83.92       77.56       83.21
                                              -------    -------     -------     -------
Gross profit                                   20.69      16.08       22.44       16.79
Selling, general and administrative expense    27.31      27.85       24.74       25.80
                                              -------    -------     -------     -------
Operating loss                                 (6.62)    (11.77)      (2.30)      (9.01)

Interest expense                               (1.96)     (1.59)      (1.36)      (0.91)
Interest income                                 0.01       0.02        0.02        0.04
Other income (expense), net                    (1.25)     (2.26)       0.02       (0.61)
                                              -------    -------     -------     -------
                                               (3.20)     (3.83)      (1.32)      (1.48)
                                              -------    -------     -------     -------
Loss before income taxes and
   reorganization items                        (9.82)    (15.60)      (3.62)     (10.49)
Expense from reorganization items              (1.52)     (1.06)      (0.89)      (0.28)
Income tax expense                               -          0           -         (1.38)
                                              -------    -------     -------     -------
Net loss                                      (11.34)%   (16.66)%     (4.51)%    (12.15)%
                                              =======    =======     =======     =======

Three Months Ended May 31, 1998 as Compared to Three Months Ended May 31, 1997

       Net sales for the three months ended May 31, 1998 decreased 36.3% to $32.5 million compared to $51.0 million for the same period in 1997.
Comparable retail store sales for the three months ended May 31, 1998 decreased by 16.7%. The decline in sales reflects the combined impact of increased competition in many of the Company's principal markets, a decision by some consumers not to purchase durable goods from a company in Chapter 11 reorganization, a slowdown in the development of new products in consumer electronic categories and reduced spending levels by consumers for non-essential goods.

       Extended warranty revenue recognized under the straight-line method (applicable to those extended warranty contracts sold prior to August 1, 1995) was $799,000 and $1.4 million for the quarters ended May 31, 1998 and May 31, 1997, respectively. Extended warranty expenses for these same periods were $431,000 and $893,000, respectively, before any allocation of other selling, general and administrative expenses. Since August 1, 1995, all extended warranty service contracts have been sold by the Company to an unaffiliated third party. The Company records the sale of these contracts, net of any related sales commissions and the fees paid to the third party, as a component of net sales and immediately recognizes revenue upon the sale of such contracts. Although the Company sells these contracts at a discount, the amount of the discount approximates the cost the Company would incur to service these contracts, while transferring the full obligation for future services to a third party. Net revenue from extended warranty contracts sold to the third party for the quarters ended May 31, 1998 and May 31, 1997 was $1.4 million and $1.6 million, respectively. As a percentage of total net sales, net revenue from extended warranty contracts sold to the third party for the three months ended May 31, 1998 and 1997 was 4.4% and 3.2%, respectively. The increase in this percentage was due to higher sales volumes, an increase in retail pricing and extended warranty products offered and a change in the warranty sales commission structure and amounts.

       Gross profit for the three months ended May 31, 1998 was $6.7 million or 20.7% of net sales as compared to $8.2 million, or 16.1% of net sales for the comparable period in the prior year. During the third quarter of 1997, the Company recorded certain non-recurring charges that resulted in a reduction in gross margin of approximately $2.0 million. Without the effect of these charges, the gross margin percentage would have been 20.0%. The remaining increase in the gross profit percentage of .7% was caused by several factors. The raw gross margin percentage (before rebates, discounts and inventory shrinkage) increased by .1% due primarily to a shift in product mix sold from lower margin computers to higher margin major appliances and video products. Vendor rebates and co-operative funds increased by .5% as a percentage of net sales due to extensive efforts by the Company to pursue and collect these funds. The gross margin dollars earned as a result of warranty sales and deferred warranty income discussed above resulted in a 1.3% increase in the overall gross margin percentage. A physical inventory at the Company's warehouse and at several stores in the third quarter of 1998 revealed an increase in inventory shrinkage of .4% of net sales when compared to the same period last year. The Company also wrote off certain damaged and aged product during the third quarter of 1998, resulting in an increase in disposed goods expense of 1.0% of net sales. The remaining .2% net increase in the gross margin percentage was due primarily to reduced credit card promotions and expense.

       Selling, general and administrative expenses were $8.9 million or 27.3% of net sales for the three months ended May 31, 1998 as compared to $14.2 million, or 27.9% of net sales for the comparable period in the prior year. During the third quarter of 1997, the Company recorded certain non-recurring charges in selling, general and administrative expenses totaling $640,000. Without the effect of these charges, these expenses would have been approximately $13.6 million or 26.6% of net sales. The .7% increase in selling, general and administrative expenses as a percentage of net sales was caused by the net effect of several items. As a percentage of net sales, payroll expense declined by 2.0%, advertising costs net of advertising rebates increased by .6%, credit card income declined by 1.4%, outside delivery expense increased by .4%, and all other selling, general and administrative expenses increased by .3%.

       Interest expense decreased by approximately $172,000 in the three months ended May 31, 1998 compared to the same period of the prior year. Interest expense is net of discount income received from floor plan lenders, who pass along certain of the vendor discounts on floor plan purchases to the Company. Interest expense decreased in the third quarter of fiscal 1998 due to the net effect of a $278,000 decrease in gross interest expense, which was partially offset by a $106,000 decrease in discount income received from floor plan lenders. The decrease in gross interest expense was due to the effect of principal payments made on long term debt prior to the Bankruptcy filing, and the decrease in discount income was due to the reduced number of stores and related volume of financed inventory purchases. Other income (expense), net for the third quarter of fiscal 1998 and 1997 included non-recurring charges of $422,000 and $1.3 million, respectively. Based upon detailed analysis and reconciliation work, the Company recorded the $422,000 non-recurring charge in the third quarter of 1998 to adjust the accounts payable-goods received but not invoiced account. A portion of this adjustment may relate to prior years. Without the effect of the non-recurring charges in 1998 and 1997, other income (expense), net in the third quarter of fiscal 1998 decreased by approximately $130,000 from the same period last year due to a decrease in rental income and an increase in loss on disposal of fixed assets.

       Reorganization expenses totaled approximately $493,000 for the third quarter of fiscal 1998 and included a $250,000 provision for the write down and return of inventories of discontinued products to a floor plan lender more fully explained in Note 3 to the Financial Statements and $243,000 in legal and other fees and expenses directly related to the Chapter 11 proceedings.

       The Company's effective income tax rate was 0% for the three months ended May 31, 1998 and May 31, 1997. These effective tax rates are due to a valuation allowance recorded by the Company for that portion of the net deferred tax asset that cannot be realized by carrybacks or offsetting deferred tax liabilities. The valuation allowance is based upon the fact that sufficient positive evidence does not exist, as defined in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, regarding the Company's ability to realize certain deferred tax assets and carryforward items.

Nine Months Ended May 31, 1998 as Compared to Nine Months Ended May 31, 1997

       Net sales for the nine months ended May 31, 1998 decreased 41.3% to $114.5 compared to $195.1 million for the same period in 1997. Comparable retail store sales for the nine months ended May 31, 1998 decreased by 21.3%. The decline in sales reflects the combined impact of increased competition in many of the Company's principal markets, a decision by some consumers not to purchase durable goods from a company in Chapter 11 reorganization, a slowdown in the development of new products in consumer electronic categories and reduced spending levels by consumers for non-essential goods.

       Extended warranty revenue recognized under the straight-line method (applicable to those extended warranty contracts sold prior to August 1, 1995) was $2.8 million and $4.6 million for the nine months ended May 31, 1998 and May 31, 1997, respectively. Extended warranty expenses for these same periods were $1.5 million and $2.9 million, respectively, before any allocation of other selling, general and administrative expenses. Net revenue from extended warranty contracts sold to the third party for the nine months ended May 31, 1998 and May 31, 1997 was $5.0 million and $5.8 million, respectively. As a percentage of total net sales, net revenue from extended warranty contracts sold to the third party for the nine months ended May 31, 1998 and 1997 was 4.3% and 3.0%, respectively. The increase in this percentage was due to higher sales volumes, an increase in retail pricing and extended warranty products offered and a change in the warranty sales commission structure and amounts.

       Gross profit for the nine months ended May 31, 1998 was $25.7 million or 22.4% of net sales as compared to $32.8 million, or 16.8% of net sales for the comparable period in the prior year. During the second and third quarters of fiscal 1997, the Company recorded certain non-recurring charges that resulted in a reduction in gross margin of approximately $4.1 million. Without the effect of these charges, the overall gross margin percentage would have been 18.9% of net sales in the prior year, and the increase in the gross margin percentage would be 3.5% of net sales. The raw gross margin percentage (before rebates, discounts and inventory shrinkage) increased by .8% due primarily to a shift in product mix sold from lower margin computers to higher margin major appliances. Vendor rebates and co-operative funds increased by 1.0% as a percentage of net sales due to extensive efforts by the Company to pursue and collect these funds. The gross margin dollars earned as a result of warranty sales and deferred warranty income discussed above resulted in a 1.7% increase in the overall gross margin percentage.

       Selling, general and administrative expenses were $28.3 million or 24.7% of net sales for the nine months ended May 31, 1998 as compared to $50.3 million, or 25.8% of net sales for the comparable period in the prior year. During the second and third quarters of fiscal 1997, the Company recorded certain non-recurring charges in selling, general and administrative expenses totaling approximately $7.5 million. Without the effect of these charges, these expenses would have been approximately $42.8 million or 21.9% of net sales. The 2.8% increase in selling, general and administrative expenses as a percentage of net sales was caused by the net effect of several items. As a percent of net sales, advertising costs net of advertising rebates increased by 1.2%, credit card income declined by .6%, depreciation expense increased by .4%, outside delivery expense increased by .2%, and all other selling, general and administrative expenses increased by .4%.

       Other income (expense), net for the nine months ended May 31, 1998 and May 31, 1997 included non-recurring charges totaling approximately $422,000 and $1.6 million, respectively. Without the effect of these charges in 1998 and 1997, other income (expense), net in the nine months ended May 31, 1998 increased by approximately $54,000 from the same period last year.

       Reorganization expenses totaled approximately $1.1 million during the first nine months of fiscal 1998. These expenses included a $250,000 provision for the write down and return of inventories of discontinued products to a floor plan lender more fully explained in Note 3 to the Financial Statements, a $200,000 loss realized on the sale of a closed store, and $633,000 in legal and other fees and expenses directly related to the Chapter 11 proceedings.

       The Company's effective income tax rate was 0% and (12.8%) for the nine months ended May 31, 1998 and May 31, 1997, respectively. These effective tax rates are due to a valuation allowance recorded by the Company for that portion of the net deferred tax asset that cannot be realized by carrybacks or offsetting deferred tax liabilities. The valuation allowance is based upon the fact that sufficient positive evidence does not exist, as defined in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, regarding the Company's ability to realize certain deferred tax assets and carryforward items.

Liquidity and Capital Resources

       Historically, the Company's primary sources of liquidity have been from cash from operations, revolving lines of credit, and from the Company's initial and secondary public offerings. Net cash provided by operating activities was $349,000 for the nine months ended May 31, 1998, as compared to cash used in operating activities of $(1.2) million for the nine months ended May 31, 1997. The increase in cash provided by operating activities for the nine months ended May 31, 1998 was due primarily to the net effect of a $5.2 million net loss, $2.4 million in depreciation expense, a $1.1 million provision for uncollectible receivables, a $1.7 million reduction in accounts receivable, a $1.9 million increase in inventories, a $5.9 million increase in accounts payable - floor plan, a $1.2 million decrease in accrued expenses and a $2.2 million decrease in deferred revenues. The reduction in accounts receivable was primarily due to collection of $1.5 million in federal and state income tax receivables. The increase in inventories was due to seasonal purchases of room air conditioners, and this was financed through accounts payable - floor plan. Accounts payable - floor plan also increased due to the timing of disbursements and a cash shortfall and related overdue payments to the floor plan lenders described in Note 3 to the financial statements. Accrued expenses decreased because of a reduction in accrued warranties payable and a reduction in unfinalized sales (to be delivered) at month-end. The decrease in deferred revenues was caused by normal amortization of deferred warranty income related to contracts sold prior to August 1, 1995.

       The Company incurred capital expenditures of $54,000 and $1.7 million during the nine months ended May 31, 1998 and 1997, respectively. The expenditures in 1997 were primarily in connection with new computer equipment and software purchases and leasehold improvements funded with mostly short-term borrowings.

       Long-term debt as of May 31, 1998 consisted of four term loans, two with a bank group, and the others with financial institutions. The first loan agreement with the bank group was amended on June 25, 1997 to consolidate the note with the outstanding balance on the then existing line of credit, extend the term of the note to 36 months, and change the interest rate to 9%. The amendment specified that interest only payments are due quarterly for the first year, with nine fixed quarterly principal payments of $223,000 plus accrued interest to begin after one year. A balloon payment is due on the remaining balance of the note at June 27, 2000. Outstanding amounts pursuant to this agreement are collateralized by the Company's real estate. On May 6, 1998, the Company sold a closed store property and made a $2.4 million principal payment on this loan from the proceeds of that sale. The bank group has agreed to defer the quarterly principal payment of $223,000 that was due on June 1, 1998 until the balloon payment due June 27, 2000 subject to the satisfaction of certain terms and conditions that will be included in a motion to be filed with the Bankruptcy Court for approval. They also agreed to re-amortize the loan balance taking into account the property sale discussed above, and this has resulted in a revised quarterly principal payment of $203,000 beginning September 1, 1998. The agreement was subject to approval by the Bankruptcy Court of the additional $750,000 line of credit financing by one of the floor plan lenders discussed below and the payment of certain bank group legal fees and expenses totaling $57,000. Notes are to be issued for these legal fees bearing interest at 9.5% and calling for a $10,000 down payment, $5,000 per month for three months beginning the first month after Bankruptcy Court approval, and $2,000 per month thereafter with a balloon payment due June 27, 2000. The outstanding principal balance and applicable interest rate on the first loan as of May 31, 1998 were $16.0 million and 9%, respectively. The second term loan was established by the bank group on January 1, 1998 covering prior legal fees in the total amount of $191,000. These notes call for monthly payments of principal and interest of $2,500 per month from January 1, 1998 through June 1, 1998, $5,000 per month from July 1, 1998 through June 1, 2000, and a balloon payment on June 27, 2000. The outstanding principal balance and applicable interest rate on these additional notes as of May 31, 1998 were $186,000 and 9.5%, respectively.

       The first term loan with the banks contains certain reporting requirements and restrictive covenants which require the Company to maintain certain minimum annual earnings levels and working capital levels. This term loan also contains a cross default provision with all other debt instruments of the Company and a provision which prohibits the Company from paying dividends on its common stock. As of August 31, 1997, the Company was not in compliance with certain of the covenants contained in the bank term loan, and was in default of this agreement due to these violations as well as certain cross default provisions. However, on December 12, 1997 the Company obtained the agreement of the lenders to forebear through September 1, 1998 the enforcement of their rights and remedies under the term loan agreement contingent upon the approval by the Bankruptcy Court of this forbearance agreement and an agreement requiring the payment by the Company of certain professional fees to the banks. The Bankruptcy Court has approved these agreements. The forbearance agreement also provides that the lenders will forebear the enforcement of their rights and remedies through September 1, 1998 if the Company were to violate certain financial covenants relating to minimum annual earnings and working capital levels during that period, which the Company does not expect to comply with in the upcoming fiscal year. On January 12, 1998, the Company obtained the agreement of the lenders to extend the forbearance of their rights and remedies related to the prior defaults discussed above and the potential future defaults of certain financial covenants through December 1, 1998.

       During the third quarter, due to a cash shortfall, the Company defaulted on certain of its normal daily payments to the four floor plan lenders. Because of cross default provisions in the first term loan with the banks, these late payments to floor plan lenders have created a default under this term loan. The total amount of the defaulted payments to the floor plan lenders fluctuates on a daily basis based upon cash available for payments. As of May 31, 1998, the total amount of these defaulted payments due was approximately $2.3 million. Because of the legal and other costs associated with obtaining further forbearance agreements or waivers from either the banks or the floor plan lenders, the Board of Directors of the Company and Management made a decision not to pursue further forbearance agreements, amendments or waivers. This has resulted in the Company being required by generally accepted accounting principles to reclassify the entire principal balance of the bank term loan as a current liability on the May 31, 1998 balance sheet. It should be noted that the banks have taken no actions against the Company to exercise their rights under the default provisions of the agreements or to accelerate any of the required payments.

       The principal balance of the first of the other term loans was $3.7 million as of May 31, 1998 and this note is carried as a liability subject to compromise. The secured and unsecured portions of this debt are yet to be determined, and this debt does not accrue interest while the Company is in Chapter 11. On March 5, 1998, the Company agreed to pay the lender $5,000 per month effective February 10, 1998 to compensate the lender for the estimated depreciation in the value of the equipment and fixtures which secure this loan, and this agreement was approved by the Bankruptcy Court. At a subsequent Bankruptcy Court hearing, this payment amount was increased to $6,250 per month effective April 10, 1998. This agreement is subject to change in a future Bankruptcy Court hearing to determine the secured and unsecured portions of this debt. The furniture, fixtures and equipment at various locations leased by the Company collateralize outstanding amounts pursuant to this agreement. The second of the other term loans was $224,000 as of May 31, 1998, and accrues interest payable monthly at an annual rate of 9%. The note is divided equally between two instruments, one with a maturity date of September 1, 1999, and the second with a maturity date of December 1, 1999. The note is secured by certain computer software.

       As of May 31, 1998, the Company also uses several "floor plan" finance companies to finance the majority of its inventory purchases. In addition, the Company finances some of its inventory purchases through open-account arrangements with various vendors. The Company has an aggregate borrowing limit with the floor plan finance companies of approximately $38.0 million with outstanding borrowings being collateralized with merchandise inventory and vendor receivables. Payment terms under these agreements are on a "pay as sold" basis, with the Company being required to pay down indebtedness on a daily basis as the financed goods are sold. Each of the floor plan financing agreements contains cross default clauses with all other debt instruments of the Company. As of August 31, 1997 the Company was not in compliance with several covenants contained in the floor plan agreements and was also in default of those floor plan agreements due to its failure to make certain payments required by the agreements relating to inventory shortages and obsolescence identified by the Company. The Company obtained waivers for some of these violations and as of December 11, 1997 had obtained the agreement of each of the floor plan lenders to forebear their rights and remedies pursuant to the floor plan agreements subject to: (i) the Company's payment of approximately $1,654,000 in principal, plus interest at the prime rate plus 3%, to the floor plan lenders at various dates through December 15, 1998, and
(ii) the approval of these forbearance agreements by the Bankruptcy Court. The Bankruptcy Court subsequently approved these forbearance agreements. As previously discussed, beginning in March 1998, the Company failed to make certain of its required payments to its floor plan lenders thereby resulting in a default under the floor plan agreements. Because of the legal and other costs associated with obtaining further forbearance agreements or waivers, the Board of Directors and Management of the Company made a decision not to pursue such forbearance agreement or waivers. This had no effect upon the classification of the Accounts payable - floor plan, as it is ordinarily classified as a current liability.

       On April 27, 1998, one of the floor plan lenders issued a default notice to the Company demanding payment of all past due amounts and indicating that it would no longer finance future purchases of inventory under the financing agreement. On May 1, 1998, this floor plan lender subsequently agreed to finance future inventory purchases on a case by case basis while one of the other floor plan lenders was pursuing the purchase of the first floor plan lender's outstanding loans to the Company. On June 19, 1998, the second floor plan lender did purchase these outstanding loans from the first floor plan lender, and is now providing inventory financing to the Company for the products in question.

       On April 29, 1998, a third floor plan lender issued a default notice to the Company demanding payment of all past due amounts and return of its collateral. They subsequently agreed to continue doing business with the Company while the Company was pursuing additional line of credit financing and as long as the shortfall payment amount did not exceed a specified level. This shortfall maximum was maintained through payment subsidies agreed to by the other floor plan lenders. On June 10, 1998, the other floor plan lenders notified the Company that they would no longer subsidize payments to the third floor plan lender, and on June 11, 1998, the third floor plan lender demanded return of its collateral in accordance with its inventory financing agreement. The Company has since returned to the floor plan lender an amount of inventory valued at lower of cost or estimated realizable value that the Company estimates is adequate to cover the outstanding liability of approximately $1.3 million. Proceeds from the sale of the remaining inventory under this floor plan are being segregated in a separate escrow account pending a final accounting and settlement with this floor plan lender. The inventory products financed by this floor plan lender comprise a small portion of the Company's sales, inventory, and floor plan debt, and Management does not believe that lack of these products will have a material effect on future results of the Company. Management has also added additional product models from other manufacturers under existing floor plan financing agreements to replace the products that were removed. If the agreements with the remaining two floor plan lenders were terminated, this would significantly impact the Company's ability to obtain inventory which would adversely affect operating results.

       The Company has also obtained debtor in possession ("DIP") financing from the two remaining floor plan lenders in the form of a $1.5 million line of credit which had an outstanding balance of $1.5 million at May 31, 1998. The line of credit matures at December 31, 1998 and bears interest at prime plus 3%, payable monthly, with one principal payment of $1.5 million due December 31, 1998. This line of credit, together with amounts owed under such lenders' floor plan financing arrangements, is collateralized by merchandise inventory, as well as by a broad lien on all of the Company's other assets. The line of credit financing agreement contains certain covenants, a cross default clause with all other debt instruments of the Company, and it prohibits the Company from spending more than $50,000 per year on capital expenditures without approval. As of August 31, 1997, the Company was not in compliance with certain covenants contained in this agreement, but the Company has obtained the forbearance agreements discussed above. However, as previously discussed, the default under the floor plan agreements and the existence of a cross default provision in the line of credit has created a default under the line of credit. The Board of Directors and Management of the Company have made a decision not to pursue further forbearance agreements or waivers. This has had no effect upon the classification of the outstanding balance on the line of credit, as it is ordinarily classified as a current liability.

       On June 18, 1998, the Company obtained an additional line of credit totaling $750,000 from one of the DIP lenders, and the proceeds were immediately used to pay down a portion of the floor plan lender payment shortfalls. The agreement calls for monthly payments of interest at prime plus 3%. Monthly principal payments of $25,000 are required beginning August 15, 1998, and the remaining balance is due January 31, 1999.

       Net cash used in financing activities was $(4.0) million in the nine months ended May 31, 1998, compared to $2.1 million provided by financing activities in the nine months ended May 31, 1997. The primary use of cash in the 1998 period consisted of principal payments on the DIP line of credit and on the bank group notes previously discussed. The source of cash in the 1997 period resulted from borrowings under short-term borrowing arrangements.

       Since the Company filed for Chapter 11 reorganization, it has closed nine stores and two warehouses, has cut corporate overhead expenses and store operating expenses, and has initiated several strategies designed to improve operating performance (as more fully explained in "General Overview" and in
Item 1 of the Company's Annual Report on Form 10-K for fiscal 1997). Based upon projections of its operating results, the Company believes that its existing funds, its operating cash flows, the available DIP lines of credit discussed in Note 3 to the financial statements, and the vendor and inventory financing arrangements including the defaulted payment amounts currently owed to the floor plan lenders as discussed in Note 3 are sufficient on an overall basis to satisfy expected cash requirements during the remainder of fiscal 1998. However, as explained in Note 3 to the financial statements, the Company is in default with its two floor plan lenders due to its inability to pay certain amounts due. Also, there is no assurance that the Company's projected operating results will be achieved during fiscal 1998. The Company will likely require additional working capital financing in fiscal 1999, and these needs are currently being discussed with the DIP lenders.

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

       During fiscal years 1998 and 1999, the Company's existing computer software will need to be evaluated and computer programs upgraded or amended to be year 2000 compliant. The cost of this effort has not yet been determined.

       Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," is required to be implemented during the first quarter of the Company's fiscal year ending August 31, 1999 and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," and Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pension and Other Postretirement Benefits," are required to be implemented during the Company's fiscal year ending August 31, 1999. Management believes adoption of these statements will have a financial statement disclosure impact only and will not have a material effect on the Company's financial position, operations or cash flows.

Impact of Inflation

       In management's opinion, inflation has not had a material impact on the Company's financial results for the three and nine months ended May 31, 1998 and May 31, 1997. Technological advances coupled with increased competition have caused prices on many of the Company's products to decline. Those products that have increased in price have in most cases done so in proportion to current inflation rates. Management does not anticipate that inflation will have a material impact on the Company's financial results in the future.

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


             July 20, 1998